Form 10QSB
period 1996-09-30
TAYCO DEVELOPMENTS INC
filed 1996-11-18
CIK 894952

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
                          FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For quarter ended September 30, 1996

Commission File Number 2-15966


                      TAYCO DEVELOPMENTS, INC.
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             NEW YORK                           16-0835557
(State or other Jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification Number)

100 TAYLOR DRIVE, NORTH TONAWANDA, NEW YORK            14120-0748
Address of principal executive offices                   Zip Code

Registrant's telephone number, including area code -  716-694-0877

Indicate by check mark whether the registrant (1) has filed all annual, quarterly, and other reports required to be filed with all the Commission and (2) has been subject to the filing requirements for at least the past 90 days.

Yes  X   No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.

        CLASS                    Outstanding at September 30, 1996
    Common Stock                             990,213
  ($.05 par value)




                          FORM 10-QSB
                TAYCO DEVELOPMENTS, INC. - INDEX

PART I - FINANCIAL INFORMATION

                                                         PAGE NO.

     Item 1.   Financial Statements

               Balance Sheets                                   3
               September 30, 1996, and June 30, 1996

               Statement of Income for three months             4
               ended September 30, 1996 and
               September 30, 1995

               Statement of Cash Flows for three months         5
               ended September 30, 1996 and
               September 30, 1995

               Notes to Condensed Financial Statements          6

     Item 2.   Management's Discussion and Analysis of          7
               the Financial Condition and Results of
               Operations


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                               10

     Item 2.   Changes in Securities                           10

     Item 3.   Defaults Upon Senior Securities                 10

     Item 4.   Submission of Matters to Vote of Security       10
               Holders

     Item 5.   Other Information                               10

     Item 6.   Exhibits                                        10

     SIGNATURES                                                11



                          FORM 10-QSB
           TAYCO DEVELOPMENTS, INC. -  BALANCE SHEET

     ASSETS                              9/30/96          6/30/96
Current
  Cash                               $    23,296      $    23,473
  Receivables - Affiliates, Current       57,049           83,606
  Prepaid Other Expenses                  13,310            3,231
    Total Current Assets                  93,655          110,310
Investments - Affiliate, at Equity     1,242,524        1,242,524
  Furniture and Equipment - at Cost       71,770           61,821
  Less:  Accumulated Depreciation         54,450           54,150
                                       1,259,844        1,250,195
Other Assets
  Patents, Net                           109,848           97,927
  Receivables - Affiliates, Long-term     - 0 -            - 0 -
  Cash Value - Life Insurance, Net        43,777           43,777
      Total Other Assets                 153,625          141,704

TOTAL ASSETS                          $ 1,507,124      $ 1,502,209

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Payables - Trade                   $    - 0 -       $    - 0 -
  Payables - Affiliate                    - 0 -            - 0 -
  Current Portion of Long Term Debt       27,803           27,803
  Accrued Income Taxes                    11,124           18,747
  Accrued Expenses                        15,531           25,116
    Total Current Liabilities             54,458           71,666
  Long-term Debt                          75,120           82,314

Stockholders' Equity
  Common Stock, par value $.05
  per share, 1,000,000 shares
  authorized,  990,213 issued             49,696           49,696
  Paid - In Capital                      670,605          670,605
  Retained Earnings                      662,874          633,557
                                       1,383,175        1,353,858
Less: Cost of Treasury Stock
        3,709 shares at Cost               5,629            5,629
   Total Stockholders' Equity          1,377,546        1,348,229
                                     $ 1,507,124      $ 1,502,209



                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
           CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                  THREE MONTHS ENDED SEPTEMBER 30

                                         1996             1995

NET SALES
   Royalties                        $   45,521        $   28,009
   Research and Development             60,153            71,363
      Total Revenues                   105,674            99,372

EXPENSES
   Research and Development             29,828            29,692
   Selling, General Administrative      30,399            26,825
   Amortization - Patents                2,250             2,250
      Total Expenses                    62,477            58,767

      Operating Income                  43,197            40,605

OTHER INCOME/(EXPENSE)                     270             4,170
Income Before Provision for Income
   Taxes and Equity in Net Income
   of Affiliates                        43,467            44,775

Provision for Income Taxes              14,150            12,500

Net Income before Equity in
   Net Income of Affiliates             29,317            32,275

Equity in Net Income of Affiliates      19,067            41,452

Net Income                         $    48,384       $    73,727

Net Income per Share               $       .05       $       .07



                           FORM 10-QSB
                     TAYCO DEVELOPMENTS, INC.
            STATEMENT OF CHANGES IN FINANCIAL POSITION

                                  THREE MONTHS ENDED SEPTEMBER 30

                                          1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                           $ 29,317        $ 73,727
   Adjustments to Reconcile
     Net Income/to Net
   Net Cash Provided by Operating
     Activities:
     Amortization - Patents                2,250           2,250
     Equity in Net Income of Affiliates   - 0 -          (41,452)
   Changes in:
     Receivables - Affiliates             26,557         (10,703)
     Prepaid Expenses                    (10,079)         (8,196)
     Payables  -    Trade                 - 0 -           17,163
               -    Affiliates            - 0 -           - 0 -
     Accrued Income Taxes                 (7,623)         (6,783)
     Accrued Expenses                     (9,585)         (5,802)
     Amounts due to Stockholder           (7,194)         (7,662)
     Net Property, Plant & Equipment      (9,649)         (3,561)
   Net Cash Provided by Operating
     Activities                           13,994           8,981

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Patents                (14,171)        (12,634)
   Net Increase in Cash                     (177)         (3,653)
Cash Balance, Beginning of Period         23,473          24,981
Cash Balance, End of Period           $   23,296      $   21,328




                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT

1. In opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1996 and the results of operations for the three months ended.

2. There is no provision nor shall there be any provision for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3. For the three month period ended September 30, 1996, the profit was divided by 990,213 to calculate the earnings per share.

4.   The results of operations for the three month period ended
     September 30, 1996, are not necessarily indicative of the results to be expected for the full year.




                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statements of income.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain matters discussed in this section and elsewhere in this report are forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competition, and other risks.

     A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

                           Comparisons of three months ended
                       September 30, 1996 -vs- September 30, 1995
                                           Increase  (Decrease)

Royalties                                      $ 17,512
Research and Development Revenue                (11,210)
R&D Expense                                         136
SG&A                                              3,574
Amortization                                      - 0 -
Operating Income                                  2,592
Other Income (Expense)                           (3,900)
Income Before Taxes and Equity in Affiliates      1,308
Provision for Taxes                               1,650
Equity in Affiliates                            (22,385)
Net Income                                    ($ 25,343)



                           FORM 10-QSB
                     TAYCO DEVELOPMENTS, INC.
                 MANAGEMENT'S DISCUSSION (CONT'D)

     In the first quarter of fiscal year 1997 ("QI97"), results from operations were similar to those of QI96. However, a decline in the equity income from the Company's affiliate, Taylor Devices caused a reduction in the Company's Net Income.

     In QI97, Total Revenues increased by 6.3% to $105,674 as Royalties increased by $17,512 to offset a decline of $11,210 in Research and Development income. The improved Royalties figure is attributable to the high level of defense sales in Devices' product mix. Total expenses increased by $3,710 over QI96. This increase is largely attributable to a revised method of distributing internal royalty payments which should, in the long term, spread this expense out more evenly. Operating Income increased from QI96's figure of $40,605 to $43,197 in QI97.

     As mentioned above, Equity in the Net Income of Affiliates declined from $41,452 in QI96 to $19,067 in QI97. This was addressed in the Company's 10-KSB for the fiscal year ending 6/30/96. Briefly put, the tax refund income and net operating loss carryforward credits which benefitted Devices in Fiscal Years 1994, 1995 and 1996 have been used in their entirety. Devices' QI96 income, and the Company's share of that income, no longer benefit from those items.

     Net Income for QI97 was $48,384 and $.05 per share compared to $73,727 and $.07 per share in QI96. The figure of $48,384 ranks in the middle of Net Income figure for the past five first quarters, with Equity Income from Devices generally being the fluctuating factor.

     The Company remains financially stable. It continues to make payments against its obligations with respect to the loans of its former affiliate, Tayco Technology - and only one loan remains to be paid off. The Company's engineers are applying their efforts to a number of defense related matters which are anticipated to generate significant revenue for Devices (and Royalties to the Company) in the near future. The Company's work on the Electro-Rheological damper has resulted in an invitation to Devices to submit a Phase II proposal to SBIR.




                           FORM 10-QSB
                     TAYCO DEVELOPMENTS, INC.
                 MANAGEMENT'S DISCUSSION (CONT'D)

     For the upcoming quarter and the remainder of FY97, Management anticipates that financial results will continue to be positive -both from internal operations and equity income.




                           FORM 10-QSB
                      TAYCO DEVELOPMENTS, INC.

PART II - OTHER INFORMATION

     ITEM 1   Legal Proceedings
          The Company is not currently engaged in any litigation.

     ITEM 2   Changes in Securities - None

     ITEM 3   Defaults Upon Senior Securities - None

     ITEM 4   Submission of Matters to Vote of Securities Holders -
          None

     ITEM 5   Other Information - None

     ITEM 6   Exhibits - None



                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TAYCO DEVELOPMENTS, INC.
(Registrant)


By   /S/ Douglas P. Taylor                Date   11/13/96
    Douglas P. Taylor
    Chairman of the Board of Directors
    President
    (Principal Executive Officer)

          AND

By   /S/ Kenneth G. Bernstein              Date   11/13/96
    Kenneth G. Bernstein
    Chief Accounting Officer