Form 10QSB
period 1996-12-31
TAYCO DEVELOPMENTS INC
filed 1997-02-07
CIK 894952

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
                          FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For quarter ended December 31, 1996

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

Yes  X   No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.



            CLASS                  Outstanding at December 31, 1996
Common Stock ($.05 par value)                  990,213



                          FORM 10-QSB
                TAYCO DEVELOPMENTS, INC. - INDEX


PART I - FINANCIAL INFORMATION

                                                         PAGE NO.

     Item 1.   Financial Statements

               Balance Sheets                                   3
               December 31, 1996, and June 30, 1996

               Statement of Income for three months             4
               and six months ended December 31, 1996
               and December 31, 1995

               Statement of Cash Flows for six months           5
               ended December 31, 1996 and December 31, 1995

               Notes to Consolidated Condensed Financial        6
               Statements

     Item 2.   Management's Discussion and Analysis of the      7
               Financial Condition and Results of Operations


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                               10

     Item 2.   Changes in Securities                           10

     Item 3.   Defaults Upon Senior Securities                 10

     Item 4.   Submission of Matters to Vote of Security
               Holders                                         10

     Item 5.   Other Information                               10

     Item 6.   Exhibits                                        10

     SIGNATURES                                                11



                          FORM 10-QSB

           TAYCO DEVELOPMENTS, INC. -  BALANCE SHEET

     ASSETS                                12/31/96      6/30/96

Current
  Cash                                   $   26,049    $   23,473
  Receivables - Affiliates, Current          56,692        83,606
  Prepaid Other Expenses                     10,659         3,231
    Total Current Assets                     93,400       110,310

Investments - Affiliate, at Equity        1,297,853     1,242,524
  Furniture and Equipment - at Cost          71,770        61,821
  Less:  Accumulated Depreciation            54,750        54,150
                                          1,314,873     1,250,195
Other Assets
  Patents, Net                              115,014        97,927
  Receivables - Affiliates, Long-term           -0-           -0-
  Cash Value - Life Insurance, Net           43,777        43,777
            Total Other Assets              158,791       141,704

TOTAL ASSETS                              $1,567,064   $1,502,209

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Payables - Trade                         $     -0-     $    -0-
  Payables - Affiliate                           -0-          -0-
  Current Portion of Long Term Debt           27,803       27,803
  Accrued Income Taxes                         3,537       18,747
  Accrued Expenses                            15,973       25,116
    Total Current Liabilities                 47,313       71,666
  Long-term Debt                              67,932       82,314

Stockholders' Equity
  Common Stock, par value $.05
  per share, 1,000,000 shares
  authorized,  990,213 issued
  and outstanding                             49,696       49,696
  Paid - In Capital                          670,605      670,605
  Retained Earnings                          737,147      633,557
                                           1,457,448    1,353,858

Less: Cost of Treasury Stock 3,709 shares
        at Cost                                5,629        5,629
   Total Stockholders' Equity              1,451,819    1,348,229

   Total Liabilities and Stockholders'
     Equity                               $1,567,064   $1,502,209



                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
           CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                Six Months        Three Months
                                Ended 12/31        Ended 12/31

                               1996     1995      1996     1995
NET SALES
 Royalties                  $ 89,893 $ 49,295  $ 44,372 $ 21,286
 Research and Development    118,830  135,590    58,677   64,227
      Total Revenues         208,723  184,885   103,049   85,513

EXPENSES
 Research and Development     62,350   57,811    32,522   28,119
 Selling, General
   Administrative             66,812   58,354    36,413   31,529
 Amortization - Patents        4,500    4,500     2,250    2,250
      Total Expenses         133,662  120,665    71,185   61,898

      Operating Income        75,061   64,220    31,864   23,615

OTHER INCOME/(EXPENSE)          (500)   2,570      (770)  (1,600)
Income Before Provision for
   Income Taxes and Equity in
   Net Income of Affiliates   74,561   66,790    31,094   22,015

Provision for Income Taxes    26,300   21,000    12,150    8,500

Net Income before Equity in
   Net Income of Affiliates   48,261   45,790    18,944   13,515

Equity in Net Income of
   Affiliates                 55,329   88,480    36,262   47,028

Net Income                  $103,590 $134,270   $55,206  $60,543

Net Income per Share        $   .105 $   .136   $  .056  $  .061




                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
           STATEMENT OF CHANGES IN FINANCIAL POSITION


                                     SIX MONTHS ENDED DECEMBER 31

                                           1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                             $ 103,590     $  134,270
     Adjustments to Reconcile Net
     Income to Net Cash Provided by
     Operating Activities:
     Amortization - Patents                 4,500          4,500
     Equity in Net Income of Affiliates   (55,329)       (97,674)
 Changes in:
     Receivables - Affiliates              26,914          3,644
     Prepaid Expenses                      (7,428)        (6,052)
     Payables - Trade                         -0-          2,633
              - Affiliates                    -0-         (3,261)
     Net PPE                               (9,349)           -0-
     Accrued Income Taxes                 (15,210)        (9,518)
     Accrued Expenses                      (9,143)        (1,635)
     Amounts due to Stockholder           (14,382)       (15,324)
   Net Cash Provided by Operating
     Activities                            24,163         11,583

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Patents                 (21,587)        (9,868)
   Net Increase in Cash                     2,576          1,715
Cash Balance, Beginning of Period          23,473         24,981
Cash Balance, End of Period             $  26,049      $  26,696




                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT



1. In opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1996 and December 31, 1995 and the results of operations for the three months and six months then ended.

2. There is no provision nor shall there be any provision for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3. For the three and six month periods ended December 31, 1996 and December 31, 1995, the profit was divided by 990,213 to calculate the earnings per share.

4. The results of operations for the three and six month periods ended December 31, 1996, are not necessarily indicative of the results to be expected for the full year.



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

     A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

                             Comparisons of six months ended
                          December 31, 1996 vs. December 31, 1995
                                     Increase  (Decrease)


Royalties                                 $ 40,598

Research and Development Revenue           (16,760)

R&D Expense                                  4,539

SG&A                                         8,458

Amortization                                   -0-

Operating Income                            10,841

Other Income (Expense)                      (3,070)

Income Before Taxes and Equity in
  Affiliates                                 7,771

Provision for Taxes                          5,300

Equity in Affiliates                       (33,151)

Net Income                                ($30,680)




                           FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
                 MANAGEMENT'S DISCUSSION (CONT'D)


     For the second quarter of fiscal year 1997 (QII97) and the year-to-date at December 31, 1996, the Company produced the second best Net Income figures since it began filing 10-QSBs. Although they were lower than the figures for the previous year's periods, the decrease reflected, as anticipated, the reduced equity earnings from the operations of the Company's affiliate.


RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 1996

     Royalty revenues increased by $40,598 (82%) in the first half of fiscal year 1997 (FY97) reflecting the product mix of the Company's affiliate, Taylor Devices, Inc. (Devices). Research and Development revenue declined by $16,760 (12%) as the Company's engineers allocated additional time to internal projects. Net revenue increased by $23,838, a 12.8% increase over FY96. Expenses increased by about 10% from $120,665 in FY96 to $133,662 in FY97. This difference reflects increased travel and training expense for the professional staff and the adjusted distribution of internal royalties discussed in the previous 10-QSB filing. Operating Income rose by $10,841 (16.8%). Equity in the Net Income of Affiliates decreased by $33,241 as Devices, while experiencing improved revenues (over FY96), has fully used the tax benefits it enjoyed in FY95 and FY96. Net Income for the period was $103,590 down $30,680 from the previous year. The Net Income of $103,590 represents the second best results at December 31 since the Company began filing 10-QSBs.


RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996

     Operating results in the second quarter of fiscal year 1997 (QII97) paralleled those of the year-to-date figures. Royalties increased from $21,286 in QII96 to $44,372 (108%) due to Devices' product mix. Research and Development revenue decreased from $64,227 to $58,677 (8%), resulting in an increase in Total Revenues of $17,536 (20%). Total Expenses increased from $61,898 to $71,185, as explained in the above paragraph. Operating Income rose by $8,249 (34%) to $31,864 in QII97. For QII97, the Equity in the Net Income of Affiliates was $36,262, which is $10,766 (22%) lower than the figure reported for QII96. The nature of this



                           FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
                 MANAGEMENT'S DISCUSSION (CONT'D)


decrease was also addressed in the previous paragraph. Net Income for QII97 was $55,206 a decrease of about 8% from QII96, but still the second best second quarter since the Company was restructured in 1991.


REMAINDER OF FISCAL YEAR 1997

     At the half-way point of FY97, the Company is in good condition and is looking forward to producing another set of very good financial figures at the end of the year. The Company's basic operating fundamentals remain sound and its affiliate, Devices, is anticipating strong results for its FY97. The Company's financial position continues to be stable. By the end of FY97, the Company will have fulfilled its financial obligation with respect to its former affiliate, Tayco Technology, and experience a modest positive gain in its cash flow. In the quarter just ended, the Company's engineers developed techniques which expanded the functionality of Devices' shock isolators for military applications using Commercial Off the Shelf (COTS) electronics. This has already resulted in a significant sales opportunity for Devices and could eventually produce significant royalty income for the Company. As of the writing of this report, the Company has been awarded or is seeking funding for further research into electro-rheological technology and innovations in seismic isolation. Based on the first half results, Devices' good prospects, and continuing demand for the Company's services from Devices and third parties, Management believes FY97 will produce good financial results and help lay the foundation for continued good results in the near future.



                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.


PART II - OTHER INFORMATION

     ITEM 1   Legal Proceedings
              The Company is not currently engaged in any litigation.


     ITEM 2   Changes in Securities - None


     ITEM 3   Defaults Upon Senior Securities - None


     ITEM 4   Submission of Matters to Vote of Securities Holders

              1.  The Annual Meeting of Shareholders was held on
     November 8, 1996 and the Company had 990,213 shares outstanding at the record date of September 20, 1996. A total of 866,917 proxies were cast . Management's proposed slate of Directors received the following voting results:

                                        VOTES
                                       WITHHELD       VOTES
                                       /AGAINST        FOR

              Douglas P. Taylor        155,464       711,453
              David A. Lee                  90       866,827
              Joseph P. Gastel         155,464       711,453
              Paul L. Tuttobene             90       866,827
              Janice M. Nicely              90       866,827


     ITEM 5   Other Information - None

     ITEM 6   Exhibits - None




                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.




                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



TAYCO DEVELOPMENTS, INC.
(Registrant)





By    /s/Douglas P. Taylor                     Date 2/15/97
     Douglas P. Taylor
     Chairman of the Board of Directors
     President
     (Principal Executive Officer)


          AND



By    /s/Kenneth G. Bernstein                  Date 2/15/97
     Kenneth G. Bernstein
     Chief Accounting Officer