Form 10QSB
period 1997-03-31
TAYCO DEVELOPMENTS INC
filed 1997-05-20
CIK 894952

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
                          FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 1997

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



           CLASS                    Outstanding at March 31, 1997
Common Stock ($.05 par value)                  990,213

                          FORM 10-QSB
                TAYCO DEVELOPMENTS, INC. - INDEX


PART I - FINANCIAL INFORMATION

                                                         PAGE NO.

     Item 1.   Financial Statements

               Balance Sheets                                   3
               March 31, 1997, and June 30, 1996

               Statement of Income for three months and         4
               nine months ended March 31, 1997 and
               March 31, 1996

               Statement of Cash Flows for nine months          5
               ended March 31, 1997 and March 31, 1996

               Notes to Consolidated Condensed Financial        6
               Statements

     Item 2.   Management's Discussion and Analysis of the      7
               Financial Condition and Results of Operations


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                               10

     Item 2.   Changes in Securities                           10

     Item 3.   Submission of Matters to Vote of Security       10
               Holders

     Item 4.   Other Information                               10

     Item 5.   Exhibits                                        10

     SIGNATURES                                                11





                          FORM 10-QSB

            TAYCO DEVELOPMENTS, INC. -  BALANCE SHEET
     ASSETS                              3/31/97         6/30/96
Current
  Cash                                 $   26,487     $   23,473
  Receivables - Affiliates, Current        66,647         83,606
  Prepaid Other Expenses                    9,356          3,231
    Total Current Assets                  102,490        110,310

Investments - Affiliate, at Equity      1,333,732      1,242,524
  Furniture and Equipment - at Cost        71,770         61,821
  Less:  Accumulated Depreciation          55,050         54,150
                                        1,350,452      1,250,195
Other Assets
  Patents, Net                            116,551         97,927
  Receivables - Affiliates, Long-term        -0-            -0-
  Cash Value - Life Insurance, Net         43,777         43,777
      Total Other Assets                  160,328        141,704

TOTAL ASSETS                           $1,613,270     $1,502,209

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Payables - Trade                     $    - 0 -     $    - 0 -
  Payables - Affiliate                      - 0 -          - 0 -
  Current Portion of Long Term Debt        27,803         27,803
  Accrued Income Taxes                     (3,544)        18,747
  Accrued Expenses                         19,773         25,116
    Total Current Liabilities              44,032         71,666
  Long-term Debt                           57,754         82,314

Stockholders' Equity
  Common Stock, par value $.05 per
  share, 1,000,000 shares authorized,
  990,213 issued and outstanding           49,696         49,696
  Paid - In Capital                       670,605        670,605
  Retained Earnings                       796,812        633,557
                                        1,517,113      1,353,858
Less: Cost of Treasury Stock
        3,709 shares at Cost                5,629          5,629
   Total Stockholders' Equity           1,511,484      1,348,229

   Total Liabilities and
      Stockholders' Equity             $1,613,270     $1,502,209





                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
           CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                  Nine Months      Three Months
                                Ended 3/31        Ended 3/31

                               1997     1996     1997     1996
NET SALES
Royalties                    $130,007  $87,825  $40,114  $38,530
Research and Development      175,880  191,464   57,050   55,874
 Total Revenues               305,887  279,289   97,164   94,404

EXPENSES
Research and Development       91,208   78,365   28,858   28,554
Selling, General
 Administrative               104,252   91,661   37,440   25,307
Amortization - Patents          6,750    6,750    2,250    2,250
 Total Expenses               202,210  176,776   68,548   56,111

 Operating Income             103,677  102,513   28,616   38,293

OTHER INCOME/(EXPENSE)         (1,030)   1,430     (530)  (1,140)
Income Before Provision for
 Income Taxes and Equity in
 Net Income of Affiliates     102,647  103,943   28,086   37,153

Provision for Income Taxes     30,600   34,000    4,300   13,000

Net Income before Equity in
 Net Income of Affiliates      72,047   69,943   23,786   24,153

Equity in Net Income of
 Affiliates                    91,208  131,942   35,879   43,462

Net Income                   $163,255 $201,885  $59,665  $67,615

Net Income per Share         $   .165 $   .204  $   .06  $  .068








                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
           STATEMENT OF CHANGES IN FINANCIAL POSITION




                                       NINE MONTHS ENDED MARCH 31
                                               1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                               $ 163,255  $ 201,885
   Adjustments to Reconcile
     Net Income to Net Cash
     Provided by Operating
     Activities:
     Amortization - Patents                     6,750      6,750
     Equity in Net Income of Affiliates        (91,208)  (131,942)
   Changes in:
     Receivables - Affiliates                  16,959    (15,376)
     Prepaid Expenses                          (6,125)    (5,150)
     Payables - Trade                           - 0 -      2,133
              - Affiliates                      - 0 -      - 0 -
     Accrued Income Taxes                      (22,291)    (2,933)
     Accrued Expenses                           (5,343)   (18,050)
     Amounts due to Stockholder               (24,560)   (22,835)
   Net Cash Provided by Operating
     Activities                                37,437     14,482

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Patents/PPE                  (34,423)   (13,129)
   Net Increase in Cash                         3,014      1,353
Cash Balance, Beginning of Period              23,473     24,981
Cash Balance, End of Period                  $ 26,487   $ 26,334




                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT



1. In opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1997 and March 31, 1996 and the results of operations for the three months and nine months then ended.

2. There is no provision nor shall there be any provision for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3. For the three and nine month periods ended March 31, 1997 and March 31, 1996, the profit was divided by 990,213.

4. The results of operations for the three and nine month periods ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

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

     A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:
                               Comparisons of nine months ended
                                March 31, 1997 vs. March 31, 1996
                                          Increase  (Decrease)
Royalties                                     $  42,182

Research and Development Revenue                (15,584)

R&D Expense                                      12,843

SG&A                                             12,591

Amortization                                      - 0 -

Operating Income                                  1,164

Other Income (Expense)                           (2,460)

Income Before Taxes and Equity in Affiliates     (1,296)

Provision for Taxes                              (3,400)

Equity in Affiliates                            (40,734)

Net Income                                     $(38,630)

                           FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
                 MANAGEMENT'S DISCUSSION (CONT'D)


     For the nine months ending March 31, 1997, the Company's Operating Income showed a solid improvement over the same period for the prior fiscal year. A substantial reduction in the amount of equity income booked resulted in a decrease in Net Income for the comparative periods.

NINE MONTH RESULTS

     Total Revenues, led by an increase in Royalty Income, increased to $305,887 for the three quarters ending March 31, 1997 (YTD97), an improvement of $26,598 and approximately 9.5% over the same period in FY96 (YTD96) Expenses increased by $25,434 in the period resulting in a net improvement of $1,164 of Operating Income. A key factor in the increased expenses was the revised internal royalty calculation method referenced in earlier reports. Net Income before Equity in the Net Income of Affiliates was $72,047 for YTD97, $2,104 higher than YTD96. Equity Income from the Company's affiliate, Taylor Devices, was $91,208 for YTD97, $40,734 lower than YTD96's figure. Based on the stable Operating Income and the reduced Equity Income, the Net Income for YTD97 was $163,255 and $.165 per share compared to $201,885 and $.204 per share for YTD96.

THREE MONTH RESULTS

     For the three months ending March 31, 1997 (Q397) Total Revenues of $97,164 exceeded those of Q396 by $2,760. Expenses increased by $12,437 resulting in Operating Income of $28,616 in Q397 versus $38,923 for Q396. After adjustments for Other Income and Taxes, the Net Income for the two periods is about equal - $23,786 for Q397 and $24,153 for Q396. Equity Income from Devices was $35,879 in Q397, $7,583 lower than Q396's figure. Net Income for Q397 was $59,665 and $.06 per share compared to $67,615 and $.068 per share for Q396.

REMAINDER OF FY96

     Although total Fiscal Year 1997 financial results have not been at the record levels of Fiscal Year 1996, FY97 is, by basic measures, the second best year since the Company was restructured shortly before FY92. In terms of operating income, it is the best. The $72,047 of net operating income in FY97 is the highest of the
                           FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
                 MANAGEMENT'S DISCUSSION (CONT'D)


six years and the third quarter net operating income of $23,786 was within $400 of the best third quarter figure. The Company's management has taken steps to have these strong operating figures continue. Funding has been received recently for research and development in two distinctly different areas - commercial elevators and commercial helicopters. Simultaneously, the Company is participating in a Small Business Administration Program involving new concepts in building frames.

The Company remains in a strong and stable financial position and is entering the final three (3) months of its obligations for the loans of its former affiliate, Tayco Technology. At this point in the fiscal year, Management believes that the nine month results of March 31, 1997 will carry forward to the year end, making FY97 one of the strongest years since the restructuring in terms of operating results and overall results.


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


     ITEM 2   Changes in Securities - None


     ITEM 3   Defaults Upon Senior Securities - None


     ITEM 4   Submission of Matters to Vote of Securities Holders -
              None


     ITEM 5   Other Information - None


     ITEM 6   Exhibits

              At a meeting of the Registrants' Board of Directors
               held following the Annual Meeting of Shareholders on
              November 8, 1996, the Board amended the Company's
               By-laws to allow for telephonic communication and to
              allow the Board from time-to-time to establish compensation to the Directors.

              The Resolutions are attached to this 10-QSB report as Exhibit (3)(vi).

                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.




                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



TAYCO DEVELOPMENTS, INC.
(Registrant)





By   /s/Douglas P. Taylor                      Date
     Douglas P. Taylor
     Chairman of the Board of Directors
     President
     (Principal Executive Officer)

          AND





By  /s/Kenneth G. Bernstein                    Date
     Kenneth G. Bernstein
     Chief Accounting Officer