Form 10KSB
period 1997-06-30
TAYCO DEVELOPMENTS INC
filed 1997-09-19
CIK 894952

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                         F O R M  10-KSB
          Annual Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934

For the fiscal year                  Commission file number 2-15966
ended June 30, 1997
                        TAYCO DEVELOPMENTS, INC.
      (Exact name of registrant as specified in its charter)

New York                                             16-0835557
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                  Identification No.)

100 Taylor Drive, P.O. Box 748
North Tonawanda, New York                           14120-0748
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number,                   (716) 694-0877

Securities registered pursuant to Section 15(d) of the Act:

                   Common Stock, ($.05 par value)
                         (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes     X                                        No  ________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB.

[ X ]    N/A

The aggregate market value of the common stock held by non-affiliates (as defined in Rule 405 of the Securities Act of 1933) of the registrant based upon average of the bid and asked price on September 15, 1997, the latest practicable date, was:
$1,401,634.

The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                   Outstanding at September 15, 1997
Common Stock, $.05 par value                  990,213



                     TAYCO DEVELOPMENTS, INC.

                        FORM 10-KSB INDEX

                                                             PAGE

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

     ITEM 1.        DESCRIPTION OF BUSINESS. . . . . . . . . .  3
     ITEM 2.        DESCRIPTION OF PROPERTY. . . . . . . . . .  6
     ITEM 3.        LEGAL PROCEEDINGS. . . . . . . . . . . . .  6
     ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS . . . . . . . . . . . . . . . . . . 6

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

     ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS. . . . . . . . . . . .  7
     ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                    PLAN OF OPERATION. . . . . . . . . . . . .  7
     ITEM 7.        FINANCIAL STATEMENTS . . . . . . . . . . . .9
     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE . . .9

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

     ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                     AND CONTROL PERSONS.. . . . . . . . . . . . 10
     ITEM 10.       EXECUTIVE COMPENSATION . . . . . . . . . . 10
     ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT  . . . . . . . . . . 11
     ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED
                    TRANSACTIONS . . . . . . . . . . . . . . . 13
     ITEM 13.       EXHIBITS AND REPORTS OF FORM 8-K . . . . . 14



                              PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

     The Company was incorporated in the State of New York on
July 22, 1955, and is a patent holding company engaged in research, development and licensing to manufacture shock and vibration isolators, energy storage and shock absorption components for use on various types of vehicles, machinery and equipment. The Company sells research and development engineering services to its affiliate, Taylor Devices, Inc. ("Devices"), and pursuant to a certain License Agreement dated November 1, 1959("License Agreement") has licensed Devices to manufacture and sell certain of the Company's patented products. The products sold are used in the
defense, aerospace and commercial industries.   See "Patents,
Trademarks and Licenses."

The Company continues to research and develop new and advanced technology products.


Principal Products

     The Company's primary products include a wide spectrum of components utilized for the absorption and/or attenuation of transient and/or steady state motion of mechanical elements. Specific components include shock absorbers, vibration dampers, seismic shock arresters, vehicle suspension devices and recoil absorbers. These components may utilize either hydraulic, elastomer, or electronic means to obtain their required output.

     A correlative component of these products is the analysis and development of design specifications for various types of energy absorption devices. The Company maintains an extensive computer data base of shock pulses, combined with its own proprietary structural analysis computer codes. The Company markets analytical services utilizing these assets.


Distribution

     The Company has no need for sales representatives or distributors because the major part of its work is performed under contract with Devices.


Competition

     The Company faces no significant competition due to the nature of its patented products, and the subcontracting arrangement with Devices.


Raw Materials and Supplies

     Due to the nature of its business, the Company has no need for raw materials and supplies which are considered scarce or in short supply. The occasional purchase of supplies is made through local suppliers which are readily available.


Patents, Trademarks and Licenses

     Under the License Agreement, the Company granted Devices preferential rights to market, in the United States and Canada, all existing and future inventions and patents owned by the Company. The term of the License Agreement is the life of the last-to-expire patent on which Devices is paying royalties, which is December 1, 2014. Devices pays a 5% royalty to the Company on sales of items sold and shipped. During fiscal 1997, Devices incurred royalties to the Company of $167,810. Payments are required to be made quarterly without interest; payments are current. No other allocation of expenses is made from the Company to Devices.

     The License Agreement also provides for the Company to pay Devices 10% of the gross royalties received from third parties who are permitted to make, use and sell machinery and equipment under patents not subject to the License Agreement, and apparatus and equipment subject to the License Agreement but modified by Devices, with rights to such modification having been assigned to the Company. No royalties were received in 1997. Royalties, if any, are paid quarterly.

     The Company holds approximately 41 patents expiring at different times until the year 2014. With the Company's additions to its engineering staff, and the research and development activities ("R&D") for Devices, the importance of these patents has somewhat diminished. In fiscal 1997, royalty income from the patents accounted for 42.8% of the Company's income.

     Although the Company and Devices share common management and a close business relationship, as separate corporations responsible to their own shareholders, interests may diverge regarding development and licensing of future inventions and patents. In that case, the Company would be permitted to license future inventions and patents to licensees other than Devices, rendering Devices' option on future inventions and patents under its License Agreement minimally beneficial.


Dependence Upon Customers/Terms of Sale/Sales Backlog

     The Company's current business is almost totally dependent on Devices. In fiscal 1997, 100% of sales were to Devices in the form of both direct and subcontracted project engineering. Terms of sale are normally net 30 days, with purchase orders issued on a "cost plus" basis. Work is subcontracted from Devices as needed, and consequently there is no backlog. All contract arrangements are at arm's length and are at terms no less favorable to the Company than if made to an independent third party.


Government Contracts

     The Company has proposals pending with the federal government, but no assurances can be given that any contracts will be forthcoming.


Research and Development

     The Company engages in R&D in connection with the design of products that are sold by Devices. "Patents, Trademarks and Licenses." The Company's income from R&D was $223,507 and $249,227 for fiscal years 1997 and 1996, respectively.


Government Regulation

     Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment have had no material effect on the Company, and the Company believes that it is in substantial compliance with such provisions.

     The Company is subject to the Occupational Safety and Health Act, ("OSHA") and the rules and regulations promulgated thereunder, which establishes strict standards for the protection of employees, and imposes fines for violations of such standards. The Company believes that it is in substantial compliance with OSHA provisions and does not anticipate any material corrective expenditures in the near future. There have been no significant costs or efforts in conjunction with compliance with environmental standards.


Employees

     As of June 30, 1997, the Company had three full time employees, which does not include executive officers.


ITEM 2.  DESCRIPTION OF PROPERTY

    The Company leases approximately 800 square feet of office space from Devices pursuant to a new three year Lease Agreement between the Company and Devices entered into on July 1, 1997, at a base rental of $10,000 per year, replacing a former lease arrangement on virtually identical terms. The Lease Agreement can be canceled by a 90 days' written notice to the other party. Rental payments for fiscal 1997 totaled $10,000. The total rent paid by the Company is determined in accordance with the base rental, and is subject to adjustment for increases in taxes, maintenance costs and for utilization of additional space by the Company. The real property utilized by the Company is in good condition, adequate for present operations and adequately covered by insurance.


ITEM 3.  LEGAL PROCEEDINGS

     None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None


                             PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information

     The Company's common stock is traded over the counter and is listed by the National Quotation Bureau ("NQB").

     The market prices noted below for fiscal years 1997 and 1996 were obtained from the NQB and represent estimated prices between dealers, without retail mark-up, mark-down or commission. Prices do not necessarily represent actual transactions because trades in the Company's shares are sporadic.

                      Fiscal 1997               Fiscal 1996
                     High       Low            High      Low

First Quarter        2.50      2.0625          4         2
Second Quarter       3.25      2.50            4         2.50
Third Quarter        4.25      3.25            3.25      1.75
Fourth Quarter       3.75      3.50            2.25      1.50


Holders

     As of September 15, 1997, the approximate number of holders of record of common stock of the Company was 897. Due to a significant number of shares of the Company's common stock held in street name, the Company believes that the total number of beneficial owners of its common stock exceeds 1,000.


Dividends

     There are no restrictions on the payment of either cash or stock dividends, but no dividends were declared in fiscal years 1997 or 1996. It is highly unlikely that the Company will pay dividends until its financial condition has significantly improved.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

     The Company experienced another strong year in fiscal year 1997 (FY97). Revenues of $391,317 were the highest in the six years of reporting since the Company's restructuring. Income from Operations was the second best, as was Equity Income from Devices. Net Income for FY97 was $231,650, also second highest of the past six year period, compared to $257,127, the record amount in FY96.

     Revenue from Royalties rose to $167,810 in FY97 compared to $129,325 in FY96 as Devices' product mix contained high levels of defense and unishok shipments. Research and Development ("R&D") Income declined from $249,227 in FY96 to $223,507 in FY97 as the Company's Engineers shifted some of their efforts to in-house development projects, which are discussed below. The combined Revenue of Royalties and R&D Income were $391,317 in FY97, or $12,765 higher than the previous high revenue figure of $378,552 established in FY96.

     Operating expenses increased to $263,750 in FY96 from the figure of $226,915 for FY96. This difference was generated primarily by staff related matters, which were discussed in the interim filings - internal royalties to staff members for revenue producing patents and travel and training expense related to staff development.

     Income from Operations for FY97 was $127,567, the second best of the six year period as compared with $151,637 for FY96.

     Total Other Income for FY97 was $139,890 which is down from the FY96 result of $151,017. The significant portion of this change was due to reduced Equity Income from Devices. Although Devices had another strong operational year, the full utilization of its NOL in FY96 and significant adjustments for non-recurring expenses impacted its bottom line and the Company's share of that bottom line.

     The FY97 Net Income of $231,650 was the second best of the restructured era, as compared with the FY96 figure of $257,127, the highest of the era.

     The Company's Balance Sheet and general financial condition remain stable and strong, with no significant changes since last year. The Company's obligations with respect to the loans of its former affiliate, Tayco Technology, Incorporated ("Tayco Tech") terminated in FY97. There will be minor cash flow benefits accruing to the Company with the conclusion of its six year obligation.

     As discussed above, there has been a moderate shift of staff emphasis from support of Devices' projects to internal opportunities. This shift has been, to some extent, generated by customer requests for modifications and upgrades to existing, royalty producing products. Two tangible examples are a gyroscope strut and a Commercial Off The Shelf ("COTS") cabinet isolator. Management believes these and similar projects offer the potential for substantial and sustained royalty income for the Company in the near future. Near the end of FY97, the Company was notified that the joint development contract with a major defense contractor which consumed a significant portion of its staff time in the period FY94-96, was being reactivated. This project has produced some revenue in FY98, but it is too early to predict whether and when it may become significantly profitable. The staff continues to allocate a portion of its time, as required, to Devices' seismic related jobs.

     For FY97, Management expected that FY97 would show stable operating results and good, but reduced, income from Devices. For FY98, a similar scenario exists, with the major unknown factor being the joint development project. For FY98, Management is anticipating a good financial performance, as well as some tangible results from the Company's technological developments.


ITEM 7.  FINANCIAL STATEMENTS

     For information concerning this Item, see the Company's balance sheet and related financial statements and notes at Item
13.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

     There have been no disagreements between the Company and its accountants as to matters which require disclosure.


                             PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS

DOUGLAS P. TAYLOR, (49) President and Chief Executive Officer of the Company since April 1991 was Executive Vice President since 1979, and a Director since 1972. Since 1976, and 1977, he has served as Director of Devices and Tayco Realty, respectively. Mr. Taylor is inventor/co-inventor on 21 U.S. Patents assigned to the Company, and is widely published within the fluid power, aerospace/defense, and structural engineering communities.

DAVID A. LEE, (66) has served as a Vice President of the Company since April 1991, and a Director since November 1991. Dr. Lee has served as a consultant to Devices since 1974. He has a Ph.D. and M.E. degree in mechanical engineering from the University of Southern California at Los Angeles, and a B.S. degree in mechanical engineering from the California Institute of Technology.


JOSEPH P. GASTEL, (72) is a patent attorney and has served as a Director and Secretary of the Company and Devices since 1984.

PAUL L. TUTTOBENE, JR., (34) President of PLT Associates, a corporation which serves as a manufacturer's representative for the Company, has been a Director of the Company since November 1991.
He has a B.S. degree in marketing from St. John Fisher College.

JANICE M. NICELY, (57) serves the Company and Devices as
Shareholder Relations Manager and has been with the Company since
1980.  Ms. Nicely has been a Director since November 1992.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation of the Company's Chief Executive Officer. No executive officer in the Company receives a salary.


                    SUMMARY COMPENSATION TABLE

                                        ANNUAL
                                     COMPENSATION
                                                       All Other
Name and Principal                                   Compensation
Position                   Year         Salary         Total(1)
Douglas P. Taylor           1997           $0          $ 18,000
Chairman, President and     1996           $0          $  8,500
Chief Executive Officer     1995           $0          $  8,000

(1)  The following is a summary of all other compensation paid or accrued:
                           Directors'
                              Fees     Royalties       Total

Fiscal Year Ended 6/30/97 (A)$3,000     $15,000       $18,000
Fiscal Year Ended 6/30/96    $3,500     $ 5,000       $ 8,500
Fiscal Year Ended 6/30/95    $3,000     $ 5,000       $ 8,000

     (A) A Royalty Agreement with the Chief Executive Officer beginning October 1, 1996. The new Agreement provides for a monthly payment of $1,666.66 ($20,000 per year) beginning on October 1 of each year. Fiscal 1997 royalties earned is for the 9 month period, October 1996 to June 30, 1997.

     Directors' fees in fiscal 1997 were $1,000 per meeting, with the Secretary receiving an additional $2,250 for preparing the minutes of each meeting. The Board of Directors met three times in fiscal 1997, with all directors present. The Company has no nominating, audit or other standing committee of the Board.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth information as of August 1, 1997, as to persons known by the Company to be the beneficial owners of more than five percent (5%) of the Company's common stock, as well as shares owned by the named Executive Officer, each director and all directors and executive officers as a group:



                              Amount of
Name and Address           Direct/Indirect          Percent of
of Beneficial Owner            Ownership              Ownership (4)

Taylor Devices, Inc.           228,317  (1)            23%
90 Taylor Drive
North Tonawanda, NY 14120

Bruce Paul                     139,400                 14%
1 Hampton Road
Purchase, NY 10577

Paul H. Taylor                 105,779  (2)            10%
3677 East River Road
Grand Island, NY 14072

Douglas P. Taylor               60,944  (3)             6.2%
90 Taylor Drive
North Tonawanda, NY 14120

Joseph P. Gastel                     0                  0
722 Ellicott Square Bldg.
Buffalo, NY 14203

David A. Lee                    10,000                  1%
1819 Wilshire Blvd.
Santa Monica, CA 90403

Paul L. Tuttobene, Jr.           1,000                  *
84 Benedict Road
Pittsford, NY 14534

Janice M. Nicely                    62                  *
100 Taylor Drive
North Tonawanda, NY 14120

All Directors and               72,056                  7.3%
officers as a group

* less than 1%

1. These shares were purchased in January 1992 in a private sale at their fair market value, in consideration of Devices' partially discharging certain of the Company's obligations as a guarantor of the indebtedness of Tayco Tech. See Item 12. "Certain
Relationships and Related Transactions."

2. Mr. Paul Taylor is father of Douglas P. Taylor, and father-in-law of Richard G. Hill, who are both executive officers and directors of Devices. Including shares held by Messrs. Douglas
P. Taylor and his family, Paul H. Taylor and his wife, and the family of Joyce Taylor Hill, daughter of Paul H. Taylor and wife of Richard G. Hill, the Taylor family owns 203,686 shares, or approximately 20.6% of the Company's common stock. Joyce Taylor Hill, sister of Douglas P. Taylor, holds 22,674 shares as custodian for her minor children, with 3,511 shares in her name and Richard Hill beneficially owns 1,800 shares. Isabel B. Taylor, wife of Paul H. Taylor, beneficially owns 8,928 shares. In fiscal 97 Paul
H. Taylor gifted a total of 31,628 shares of Company stock to his family, gave 8,504 to charity and sold 9,902 shares on the open market.

3. Includes 28,942 shares held beneficially and of record by Sandra Taylor, wife of Mr. Douglas P. Taylor, as custodian for their minor children, and as to which Mr. Taylor disclaims any beneficial ownership.

4. Information presented in this table has been supplied by the respective shareholders or by the Company, as transfer agent.

    Other than for certain arrangements between the Company and its affiliates, the Company knows of no contractual arrangement which may result in a change in control of the Company at any subsequent date. See Item 12. "Certain Relationships and Related
Transactions."


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Just as Devices is the largest single shareholder of the Company, similarly, the Company is the largest single shareholder of Devices, owning approximately 25.4% of Devices' outstanding common stock. See also Item 11. "Security Ownership of Certain Beneficial Owners and Management." The Company owns approximately 42% of Tayco Realty, with the remaining 58% owned by Devices. The Company rents space from Tayco Realty. See Item 2. "Description of Property."

    Under the License Agreement, the Company granted Devices preferential rights to manufacture and sell in the United States and Canada certain of the Company's patented products. The terms of the License Agreement are more fully set forth in Item 1. "Description of Business - Patents, Trademarks and Licenses."

    The patents which are the subject of the License Agreement had been assigned to Devices in connection with Devices' assumption of the Company's portion of the indebtedness of Tayco Tech. For the same reason, the Company also granted Devices an irrevocable proxy to vote the 697,567 shares which the Company owns in Devices. With the Company's payment in full to Devices of the Company's share of the Tayco Tech debt on or about June 9, 1997, the assignment was released and the patents returned and proxy terminated.

    In 1997, the Company paid patent fees of $32,623 to Joseph P.
Gastel for his services as the Company's patent attorney.

    All transactions described above are on as favorable a basis to the Company as if entered into with an unaffiliated party. The Company, Devices, and Tayco Realty share common management and a close business relationship. Particularly as it relates to the Company and Devices, as separate corporations responsible to their own shareholders, corporate interests may from time to time diverge regarding development and licensing of future inventions and patents. In that case, the Company would be permitted to license future patents and inventions to licensees other than Devices, which may render Devices' present License Agreement only minimally beneficial.

    Pursuant to a settlement of litigation between the Company and Devices commenced by Paul H. Taylor, whereby the arrangement resulted in the dismissal of all claims between the parties, the settlement included an annual payment of principal and interest in the amount of $35,000 paid by the Company over a six year period that commenced January 1, 1994. As a term of the settlement, Paul
H. Taylor agreed to neither manufacture, sell or distribute the Company's products, nor interfere with the management of the Company, Devices or any affiliate by way of soliciting proxies, nominating opposing directors or, in general, attempt to regain control of the companies.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

    A.  FILED AS PART OF THIS REPORT:

        1.  Financial Statements: See attached index.

            Balance Sheet at June 30, 1997

            Statements of Changes in
            Stockholders' Equity for the
            years ended June 30, 1997 and 1996

            Statements of Income for the
            years ended June 30, 1997 and 1996

            Statements of Cash Flows for the
            years ended June 30, 1997 and 1996
            Notes to Financial Statements June 30, 1997

 3. Exhibits

    (3)   Articles of Incorporation and By-laws.

          (i)Certificate of Incorporation filed by the New York
           State Department of State on July 22, 1955, incorporated by reference to exhibit 1 of Report on Form 8-K, dated
          September 30, 1992.

          (ii) Amendment to Certificate of Incorporation filed by the New York Department of State on October 23, 1959, incorporated by reference to exhibit 2 of Report on Form 8-K, dated September 30, 1992.

          (iii) Amendment to Certificate of Incorporation filed by the New York Department of State on September 5,
          1961, incorporated by reference to exhibit 3 of Report on Form 8-K, dated September 30, 1992.

          (iv) Amendment of Certificate of Incorporation filed by the New York Department of State on November 17, 1992, incorporated by reference to the Annual Report on Form
          10-KSB, dated September 30, 1992.

          (v) By-laws of the Registrant, as revised and amended, attached to and incorporated into this Annual Report on Form 10-KSB.

     (10) Material contracts

          (i) License Agreement between the registrant and Taylor
          Devices, Inc. dated November 1, 1959, incorporated by reference to exhibit 5 of Report on Form 8-K, dated
          September 30, 1992.

          (ii) Rental Agreement dated July 1, 1997 between registrant and Taylor Devices, Inc., attached to and incorporated into this Annual Report on Form 10-KSB.

    (11)  Statement of Computation of Per Share Earnings

          This computation appears in the Notes to Financial
          Statements.

    (21)  Subsidiaries of the Registrant

          Tayco Realty Corporation, organized in New York on
          September 7, 1977.  Tayco Realty Corporation is owned
          42% by the registrant and 58% by Taylor Devices, Inc.

    (23)  Report and Consent of Independent Certified Public
          Accountants Reports on Form 8-K:

          Reports on Form 8-K:

                    None


Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  September 1, 1997

                                TAYCO DEVELOPMENTS, INC.
                                (Registrant)


                                By: /s/Douglas P. Taylor
                                    Douglas P. Taylor,
                                    President and Director
                                    (Principal Executive Officer)

                                                 and

                                By: /s/Kenneth G. Bernstein
                                    Kenneth G. Bernstein,
                                    (Principal Financial and
                                     Accounting Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/Joseph P. Gastel          By: /s/David A. Lee
    Joseph P. Gastel, Director       David A. Lee, Director

By: /s/Paul L. Tuttobene         By: /s/Janice M. Nicely
    Paul L. Tuttobene, Director      Janice M. Nicely, Director



                 CONSENT OF INDEPENDENT AUDITORS



Board of Directors of Tayco Developments, Inc.

    We consent to the incorporation by reference in this Annual
Report on Form 10-KSB (Commission File Number 2-15966) of Tayco
Developments, Inc. of our report dated July 14, 1997, included in the June 30, 1997 Annual Report to Stockholders of Tayco
Developments, Inc.


/s/ J.D. Elliott & Co., P.C.

J.D. ELLIOTT & CO., P.C.
August 15, 1997


                        FINANCIAL STATEMENTS

                      TAYCO DEVELOPMENTS, INC.

                            June 30, 1997


                    INDEPENDENT AUDITOR'S REPORT



The Board of Directors and Stockholders
  of Tayco Developments, Inc.

     We have audited the accompanying balance sheets of Tayco Developments, Inc. as of June 30, 1997 and 1996, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tayco Developments, Inc. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/J.D. Elliott & Co., P.C.

J. D. ELLIOTT & CO., P.C.
Buffalo, New York
August 15, 1997


                   TAYCO DEVELOPMENTS, INC.
                       BALANCE SHEETS
                    June 30, 1997 and 1996


         ASSETS                     1997              1996

Current
  Cash                         $    24,006       $    23,473
  Receivables - affiliates,         63,303            83,606
  net (Note 6)
  Prepaid  income taxes             13,071              -
  Prepaid expenses                   7,037             3,231
       Total current assets        107,417           110,310

Investments in Affiliates,
at Equity (Note 2)               1,389,971         1,242,524

Furniture and Equipment -
at Cost (Note 1)                    71,771            61,821
  Less:  accumulated
  depreciation                      58,639            54,150
                                    13,132             7,671
Other
  Patents, net (Note 1)            114,400            97,927
  Cash value - life insurance,
  net                               49,104            43,777
                                   163,504           141,704

                              $  1,674,024      $  1,502,209

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current
  Current portion of
  long-term debt (Note 3)        $   29,163       $   27,803
  Accrued income taxes                 -              18,747
  Accrued expenses                   11,069           25,116
       Total current liabilities     40,232           71,666

Noncurrent
  Deferred tax liabilities
  (Note 4)                            3,350             -
  Long-Term Debt (Note 3)            50,563           82,314
                                     53,913           82,314
       Total liabilities             94,145          153,980

Stockholders' Equity
  Common stock, par value $.05 a
  share, authorized 1,000,000
  shares, issued 993,922 shares      49,696           49,696
  Paid-in capital                   670,605          670,605
  Retained earnings                 865,207          633,557
                                  1,585,508        1,353,858
  Less:  Treasury stock, 3,709
  shares at cost                      5,629            5,629
                                  1,579,879        1,348,229

                                 $1,674,024       $1,502,209


                   TAYCO DEVELOPMENTS, INC.
                     STATEMENTS OF INCOME
           For the years ended June 30, 1997 and 1996


                                     1997           1996

Revenues (Note 6)
  Royalties                     $   167,810    $   129,325
  Research and development          223,507        249,227
       Total revenues               391,317        378,552

Operating Expenses
  Research and development          109,177        105,079
  Selling, general and
  administrative                    139,569        111,146
  Depreciation                        4,489          1,623
  Amortization, patents              10,515          9,067
       Total operating expenses     263,750        226,915

       Operating income             127,567        151,637

Other Expenses
  Interest, net                       7,557          9,052

       Income before provision
       for income taxes and
       equity in net income
       affiliates                   120,010        142,585

Provision for Income Taxes
(Note 4)                             35,807         45,527

       Income before equity in
       net income of affiliates      84,203         97,058

Equity in Net Income of
Affiliates (Note 2)                 147,447        160,069

       Net income               $   231,650    $   257,127

Net Income Per Common Share
(Note 5)                        $       .23    $       .26


                    TAYCO DEVELOPMENTS, INC.
          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           For the years ended June 30, 1997 and 1996


                        Common    Paid-in   Retained   Treasury
                        Stock     Capital   Earnings     Stock

Balance, July 1, 1995 $  49,696  $  670,605  $  376,430  $  (5,629)

  Net income for the
  year ended June 30,
  1996                    -           -        257,127      -

Balance, June 30, 1996  49,696     670,605     633,557    (5,629)

  Net income for the
  year ended June 30,
  1997                    -           -        231,650      -

Balance, June 30,
1997                 $  49,696  $  670,605  $  865,207  $  (5,629)


                    TAYCO DEVELOPMENTS, INC.
                    STATEMENTS OF CASH FLOWS
            For the years ended June 30, 1997 and 1996


                                          1997        1996

Cash Flows From Operating Activities
  Net income                          $  231,650  $  257,127
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Depreciation and amortization        15,004      10,690
     Equity in net income of affiliates (147,447)   (160,069)
     Deferred income taxes                 3,350        -
     Changes in:
       Receivables - affiliates, net      20,303     (38,401)
       Prepaid income taxes              (13,071)       -
       Prepaid expenses                   (3,806)        (89)
       Accounts payable - trade             -           (467)
       Accrued income taxes              (18,747)      1,979
       Accrued expenses                  (14,047)    (12,689)
       Cash value - life insurance, net   (5,327)     (7,291)

         Net cash provided by operating
         activities                       67,862      50,790

Cash Flows From Investing Activities
  Acquisition of patents                 (26,988)    (14,030)
  Acquisition of furniture and equipment  (9,950)     (9,294)

         Net cash used for investing
         activities                      (36,938)    (23,324)

Cash Flows Used For Financing Activities
  Repayment of long-term debt            (30,391)    (28,974)

         Net increase/(decrease) in cash     533      (1,508)

Cash Balance, Beginning of Year           23,473      24,981

Cash Balance, End of Year              $  24,006   $  23,473


                                         1997         1996
Cash paid during the year for:
  Interest                            $  8,658     $  10,075

  Income taxes                        $ 64,275     $  43,548


                     TAYCO DEVELOPMENTS, INC.
                   NOTES TO FINANCIAL STATEMENTS
                          June 30, 1997


NOTE 1 - CORPORATE ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

  Corporate Activity - Tayco Developments, Inc. ("The Company") is a patent holding company engaged in research, development and licensing services for use in the manufacturing operation of its affiliate, Taylor Devices, Inc. ("Devices"). The Company's revenues are derived from services provided to Devices (see Note
6).

  Investments in Affiliates - Investments in affiliates, where less than 50% but more than 20% of the outstanding stock is owned by the Company, are recorded on the equity method.

  Research and Development - The cost of material and labor incurred for research and development is expensed when incurred.

  Patents - The cost of obtaining patents, which represent legal expenditures incurred for patents and patent applications, is capitalized and amortized over a 15 to 17 year life on a straight-line basis.

  Depreciation - The cost of furniture and equipment is depreciated over the estimated useful life of 5 to 7 years using the straight line and accelerated methods.

  Income Taxes - Deferred income taxes are provided to reflect the tax consequences on future years of temporary difference between the tax bases of assets and liabilities and their financial reporting amounts at each year-end using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The differences between assets and liabilities for financial and tax reporting purposes is accumulated depreciation resulting from use of accelerated methods for tax purposes.

  Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates.


NOTE 2 - INVESTMENTS IN AFFILIATES

  Investments in affiliates consisted of the following:

                                            1997          1996
Investment, at cost
  Taylor Devices, Inc. (26% ownership) $ 375,866 $ 375,866 Tayco Realty Corporation ("Realty")
  (42% ownership)                          102,400       102,400
                                           478,266       478,266
Cumulative equity in net income of the
affiliates                                 911,705       764,258
                                        $1,389,971    $1,242,524


NOTE 2 - (CONT'D)

  Equity in net income of affiliates consisted of the following:

                                          1997           1996
       Taylor Devices, Inc.           $  125,381     $  149,392
       Tayco Realty Corporation           22,066         10,677
                                      $  147,447     $  160,069

  The cost of the investments in the affiliates exceeded the Company's share of the underlying book value of net assets of these affiliates by $143,667 at the various dates of acquisition, and this excess ($69,207 balance at June 30, 1997) is being amortized on a straight-line basis over 40 years, by reducing reported equity in net income of affiliates. Amortization of this excess cost was $2,912 for the years ended June 30, 1997 and 1996.

  The common shares of Realty and approximately 57% of the common shares of Devices owned by the Company are unregistered, and therefore, their marketability is limited.

  Following is a summary of the combined financial position and results of operations of these affiliates:

       Balance Sheet:                     1997           1996

         Current assets             $  5,612,622   $  5,147,591
         Property and equipment,
         net                           2,573,419      2,414,489
         Other assets                    877,520        837,841

                                    $  9,063,561   $  8,399,921

         Current liabilities        $  2,764,084   $  2,567,978
         Noncurrent liabilities        1,457,714      1,750,583
         Stockholders' equity          4,841,763      4,081,360

                                    $  9,063,561   $  8,399,921

         Income Statement:

           Sales, net               $ 10,002,839   $  8,916,836

           Net income               $    580,376   $    634,008


NOTE 3 - LONG-TERM DEBT

  Long-term debt consisted of the following:

                                          1997           1996
    Six-year unsecured loan payable
    to a former officer/stock-
    holder of the Company, providing
    for monthly principal and interest
    installments of $2,917, with
    interest at 4.8%, payable through
    December 1999 (see Note 7)          $  79,726     $  110,117

    Less:  Current portion                 29,163         27,803

                                      $    50,563    $    82,314

  The aggregate maturities of long-term debt for each of the following years are:

                    1998     $  29,163
                    1999        33,305
                    2000        17,258

                             $  79,726


NOTE 4 - PROVISION FOR INCOME TAXES

  The provision for income taxes consisted of the following:

                                        1997          1996

       Current Tax Provision
         Federal                     $  23,287     $  33,422
         State                           9,170        12,105
                                        32,457        45,527

       Deferred Tax Provision
         Federal                         2,667          -
         State                             683          -
                                         3,350          -

                                     $  35,807     $  45,527


  A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

                                          1997         1996

       Computed tax at the expected
       statutory rate                  $  40,803     $  48,479

       Increase/(decrease)
       attributable to:
         State tax net of Federal
         tax benefit                       6,503         7,989
         Effect of graduated Federal
         rates                           (11,617)      (10,318)
         Other, net                          118          (623)

                                       $  35,807     $  45,527

  Deferred income tax liabilities arise from excess tax depreciation taken on furniture and equipment.


NOTE 5 - EARNINGS PER COMMON SHARE

  Earnings per common share have been computed based upon the weighted average of common shares outstanding during the year. The number of shares used in the computation of earnings per share was 990,213 for the years ended June 30, 1997 and 1996.


NOTE 6 - RELATED PARTY TRANSACTIONS

  Royalties consisted of revenues earned from Devices for the use of the Company's patents in their manufacturing operations.

  Research and development consists of revenues earned for services performed by the Company's research engineers for Devices.

  The Company leases office and laboratory facilities from Devices at a current annual rental of $10,000. Rental expense under the lease was $10,000 for the years ended June 30, 1997 and 1996.


NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate that value.

  The carrying amounts of cash, receivables, and other accrued expenses approximate fair value because of the short maturity of these instruments.

  The fair value of the Company's long-term debt (including current installments) is estimated to be $73,202 based on current market interest rates offered to its affiliate, Taylor Devices, Inc., for debt with similar terms and maturities.