Form 10QSB
period 1997-09-30
TAYCO DEVELOPMENTS INC
filed 1997-11-12
CIK 894952

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
                          FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For quarter ended September 30, 1997

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

        CLASS                    Outstanding at September 30, 1997
    Common Stock                             990,213
  ($.05 par value)

                          FORM 10-QSB
                TAYCO DEVELOPMENTS, INC. - INDEX


PART I - FINANCIAL INFORMATION

                                                         PAGE NO.

     Item 1.   Financial Statements

               Balance Sheets                                   3
               September 30, 1997, and June 30, 1997

               Statement of Income for three months             4
               ended September 30, 1997 and
               September 30, 1996

               Statement of Cash Flows for three months         5
               ended September 30, 1997 and
               September 30, 1996

               Notes to Condensed Financial Statements          6

     Item 2.   Management's Discussion and Analysis of          7
               the Financial Condition and Results of
               Operations


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                               10

     Item 2.   Changes in Securities                           10

     Item 3.   Defaults Upon Senior Securities                 10

     Item 4.   Submission of Matters to Vote of Security       10
               Holders

     Item 5.   Other Information                               10

     Item 6.   Exhibits                                        10

     SIGNATURES                                                11



                          FORM 10-QSB

           TAYCO DEVELOPMENTS, INC. -  BALANCE SHEET

     ASSETS                              9/30/97          6/30/97
Current
  Cash                               $    35,534      $    24,006
  Receivables - Affiliates, Current       71,518           63,303
  Prepaid Other Expenses                  11,070           20,108
    Total Current Assets                  118,122          107,417
Investments - Affiliate, at Equity      1,414,381        1,389,971
  Furniture and Equipment - at Cost        71,771           71,771
  Less:  Accumulated Depreciation          59,839           58,639
                                        1,426,313       1,403,103
Other Assets
  Patents, Net                            122,744          114,400
  Receivables - Affiliates, Long-term     - 0 -            - 0 -
  Cash Value - Life Insurance, Net         49,104           49,104
      Total Other Assets                  171,848          163,504

TOTAL ASSETS                          $ 1,716,283      $ 1,674,024

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Payables - Trade                   $    - 0 -       $    - 0 -
  Payables - Affiliate                    - 0 -            - 0 -
  Current Portion of Long Term Debt       29,163           29,163
  Accrued Income Taxes                     1,279            3,350
  Accrued Expenses                        12,873           11,069
    Total Current Liabilities             43,315           43,582
  Long-term Debt                          42,935           50,563

Stockholders' Equity
  Common Stock, par value $.05
  per share, 1,000,000 shares
  authorized,  990,213 issued             49,696           49,696
  Paid - In Capital                      670,605          670,605
  Retained Earnings                      915,361          865,207
                                       1,635,662        1,585,508
Less: Cost of Treasury Stock
        3,709 shares at Cost               5,629            5,629
   Total Stockholders' Equity          1,630,033        1,579,879
                                     $ 1,716,283      $ 1,674,024


                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
           CONSOLIDATED CONDENSED STATEMENT OF INCOME



                                  THREE MONTHS ENDED SEPTEMBER 30

                                        1997             1996

NET SALES
   Royalties                        $   32,714        $   45,521
   Research and Development             75,612            60,153
      Total Revenues                   108,326           105,674

EXPENSES
   Research and Development             35,602            29,828
   Selling, General Administrative      33,030            30,399
   Amortization - Patents                3,750             2,250
      Total Expenses                    72,382            62,477

      Operating Income                  35,944            43,197

OTHER INCOME/(EXPENSE)                     800               270
Income Before Provision for Income
   Taxes and Equity in Net Income
   of Affiliates                        36,744            43,467

Provision for Income Taxes              11,000            14,150

Net Income before Equity in
   Net Income of Affiliates             25,744            29,317

Equity in Net Income of Affiliates      24,410            19,067

Net Income                         $    50,154       $    48,384

Net Income per Share               $       .05       $       .05







                           FORM 10-QSB
                     TAYCO DEVELOPMENTS, INC.
                      STATEMENT OF CASH FLOW


                                  THREE MONTHS ENDED SEPTEMBER 30

                                          1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                           $ 50,154        $ 29,317
   Adjustments to Reconcile
     Net Income/to Net
   Net Cash Provided by Operating
     Activities:
     Amortization - Patents                3,750           2,250
     Equity in Net Income of Affiliates  (24,410)          - 0 -
   Changes in:
     Receivables - Affiliates             (8,215)         26,557
     Prepaid Expenses                      9,038         (10,079)
     Payables  -    Trade                  - 0 -           - 0 -
               -    Affiliates             - 0 -           - 0 -
     Accrued Income Taxes                 (2,071)         (7,623)
     Accrued Expenses                      1,804          (9,585)
     Amounts due to Stockholder           (7,628)         (7,194)
     Net Property, Plant & Equipment       1,200          (9,649)
   Net Cash Provided by Operating
     Activities                           23,622          13,994

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Patents                (12,094)        (14,171)
   Net Increase in Cash                   11,528            (177)
Cash Balance, Beginning of Period         24,006          23,473
Cash Balance, End of Period           $   35,534      $   23,296



                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT



1. In opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1997 and the results of operations for the three months ended.

2. There is no provision nor shall there be any provision for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3. For the three month period ended September 30, 1997, the profit was divided by 990,213 to calculate the earnings per share.

4.   The results of operations for the three month period ended
     September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

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

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain matters discussed in this section and elsewhere in this report are forward-looking statements. As such, these statements involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competition, pricing pressures, the need for the Company to keep pace with customer needs and technological developments, and other factors.

     A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

                           Comparisons of three months ended
                        September 30, 1997 vs. September 30, 1996
                                           Increase  (Decrease)

Royalties                                     ($ 12,807)
Research and Development Revenue                 15,459
R&D Expense                                       5,774
SG&A                                              2,631
Amortization                                      1,500
Operating Income                                 (7,253)
Other Income (Expense)                              530
Income Before Taxes and Equity in Affiliates     (6,723)
Provision for Taxes                              (3,150)
Equity in Affiliates                              5,343
Net Income                                        1,770


                           FORM 10-QSB
                     TAYCO DEVELOPMENTS, INC.
                 MANAGEMENT'S DISCUSSION (CONT'D)


     Total Revenues and Net Income improved in the first quarter of Fiscal Year 1998 ("QI98") compared to QI97, due primarily to higher R&D billings and Income from Affiliates.

     In QI98, Total Revenues were $108,326, approximately 2.5% higher than the QI97 Revenues of $105,674. A $13,000 decline in Royalties was more than offset by a $15,000 improvement in R&D billings. Midway through QI98, the Company's Management adjusted (for the first time in six years)the rate charged to the Company's primary customer, its affiliate, Taylor Devices. This adjustment helped generate the improved R&D income in QI98 and should continue to do so for the remainder of FY98.

     Total expenses rose from $62,477 in QI97 to $72,382 in QI98. This increase was largely attributable to the timely recognition of expenses related to the annual shareholders meeting, increased accrual figures for patent amortization, internal royalties and workers compensation expenses.

     Operating Income for QI98 was $35,944, compared to $43,197 in QI97, due primarily to the higher reported expense level. Equity in the Net Income of Affiliates improved by about 28% from the QI97 figure of $19,067 to $25,744 in QI98. This improvement, along with a lower Provision for Income Taxes, helped produce a Net Income of $50,154 for QI98, a 3.6% increase over the QI97 figure of $48,384. Earnings per share for both periods rounded to $.05.

     The Company's Balance Sheet remains in a very stable condition. The only activity of note is the continuing reduction of the Company's only long term debt which is scheduled to be paid in full in approximately three years.

     The Company's staff continues to be occupied on a number of projects from the pre-development stage to the final design phase. In the early phases is a Government project involving laser communication satellites and a program for a new generation of attack submarines being managed by the Electric Boat Corporation. Two projects are currently in a testing phase. One is a conversion of a defense/military guidance isolation system to civilian/commercial usage. The other involves isolation techniques for motion simulators, being performed in conjunction with an aerospace corporate partner in a teaming arrangement. In QI98, the

                           FORM 10-QSB
                     TAYCO DEVELOPMENTS, INC.
                 MANAGEMENT'S DISCUSSION (CONT'D)


Company's Engineers succeeded in obtaining design approval for an additional COTS (Commercial Off The Shelf) unit supplied to a major defense contractor. This approval, leading to production and delivery by Devices, will probably produce some royalty income in FY98. The joint development aerospace/defense effort referred to in recent filings appears to be proceeding to the small production run phase. In the meantime, the contractor has continued to fund the project on an R&D basis, producing revenue for both the Company and its affiliate.

     At this point in FY98, Management believes that the Company will experience financial results similar to the good ones produced in FY97. Royalty income decreases will likely be offset by increased R&D billings, and the affiliate is anticipating results similar to its FY97. The Company's Engineering staff utilization rate remains strong, and Management will continue to direct the staff towards those projects that appear most likely to produce revenue for the affiliate and patents for the Company.


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



TAYCO DEVELOPMENTS, INC.
(Registrant)




By   /S/ Douglas P. Taylor                Date   11/10/97
    Douglas P. Taylor
    Chairman of the Board of Directors
    President
    (Principal Executive Officer)



          AND



By   /S/ Kenneth G. Bernstein              Date   11/10/97
    Kenneth G. Bernstein
    Chief Accounting Officer