Form 10QSB
period 1997-12-31
TAYCO DEVELOPMENTS INC
filed 1998-03-12
CIK 894952

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
                          FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For quarter ended December 31, 1997

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


            CLASS                  Outstanding at December 31, 1997
Common Stock ($.05 par value)                  990,213

                          FORM 10-QSB
                TAYCO DEVELOPMENTS, INC. - INDEX


PART I - FINANCIAL INFORMATION

                                                         PAGE NO.

     Item 1.   Financial Statements

               Balance Sheets                                   3
               December 31, 1997, and June 30, 1997

               Statement of Income for three months             4
               and six months ended December 31, 1997
               and December 31, 1996

               Statement of Cash Flows for six months           5
               ended December 31, 1997 and December 31, 1996

               Notes to Consolidated Condensed Financial        6
               Statements

     Item 2.   Management's Discussion and Analysis of the      7
               Financial Condition and Results of Operations


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                               10

     Item 2.   Changes in Securities                           10

     Item 3.   Defaults Upon Senior Securities                 10

     Item 4.   Submission of Matters to Vote of Security
               Holders                                         10

     Item 5.   Other Information                               10

     Item 6.   Exhibits                                        10

     SIGNATURES                                                11



                          FORM 10-QSB

           TAYCO DEVELOPMENTS, INC. -  BALANCE SHEET

     ASSETS                                12/31/97      6/30/97
Current
  Cash                                   $   27,450    $   24,006
  Receivables - Affiliates, Current          84,793        63,303
  Prepaid Other Expenses                      8,419        20,108
    Total Current Assets                    120,662       107,417

Investments - Affiliate, at Equity        1,445,861     1,389,971
  Furniture and Equipment - at Cost          73,390        71,771
  Less:  Accumulated Depreciation            61,039        58,639
                                          1,458,212     1,403,103
Other Assets
  Patents, Net                              131,171       114,400
  Receivables - Affiliates, Long-term           -0-           -0-
  Cash Value - Life Insurance, Net           49,104        49,104
            Total Other Assets              180,275       163,504

TOTAL ASSETS                             $1,759,149    $1,674,024

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Payables - Trade                         $     -0-     $    -0-
  Payables - Affiliate                           -0-          -0-
  Current Portion of Long Term Debt           29,163       29,163
  Accrued Income Taxes                          7,121        3,350
  Accrued Expenses                              5,137       11,069
    Total Current Liabilities                  41,421       43,582
  Long-term Debt                               35,307       50,563

Stockholders' Equity
  Common Stock, par value $.05
  per share, 1,000,000 shares
  authorized,  990,213 issued
  and outstanding                             49,696       49,696
  Paid - In Capital                           670,605      670,605
  Retained Earnings                           967,749      865,207
                                           1,688,050    1,585,508

Less: Cost of Treasury Stock 3,709 shares
        at Cost                                5,629        5,629
   Total Stockholders' Equity              1,682,421    1,579,879

   Total Liabilities and Stockholders'
     Equity                               $1,759,149   $1,674,024


                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
           CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                Six Months        Three Months
                                Ended 12/31        Ended 12/31

                               1997     1996      1997     1996
NET SALES
 Royalties                  $ 62,663 $ 89,893  $ 29,949 $ 44,372
 Research and Development    151,786  118,830    76,174   58,677
      Total Revenues         214,449  208,723   106,123  103,049

EXPENSES
 Research and Development     70,164   62,350    34,562   32,522
 Selling, General
   Administrative             70,733   66,812    37,703   36,413
 Amortization - Patents        7,500    4,500     3,750    2,250
      Total Expenses         148,397  133,662    76,015   71,185

      Operating Income        66,052   75,061    30,108   31,864

OTHER INCOME/(EXPENSE)           600     (500)     (200)    (770)
Income Before Provision for
   Income Taxes and Equity in
   Net Income of Affiliates   66,652   74,561    29,908   31,094

Provision for Income Taxes    20,000   26,300     9,000   12,150

Net Income before Equity in
   Net Income of Affiliates   46,652   48,261    20,908   18,944

Equity in Net Income of
   Affiliates                 55,890   55,329    31,480   36,262

Net Income                  $102,542 $103,590   $52,388  $55,206

Net Income per Share        $   .104 $   .105   $  .053  $  .056



                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
           STATEMENT OF CHANGES IN FINANCIAL POSITION


                                     SIX MONTHS ENDED DECEMBER 31

                                           1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                             $ 102,542     $  103,590
     Adjustments to Reconcile Net
     Income to Net Cash Provided by
     Operating Activities:
     Amortization - Patents                 7,000          4,500
     Equity in Net Income of Affiliates   (55,890)       (55,329)
 Changes in:
     Receivables - Affiliates             (21,490)        26,914
     Prepaid Expenses                      11,689         (7,428)
     Payables - Trade                         -0-            -0-
              - Affiliates                    -0-            -0-
     Net PPE                                  781         (9,349)
     Accrued Income Taxes                   3,771         15,210
     Accrued Expenses                      (5,932)        (9,143)
     Amounts due to Stockholder           (15,256)       (14,382)
   Net Cash Provided by Operating
     Activities                            27,215         24,163

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Patents                  (23,771)       (21,587)
   Net Increase in Cash                     3,444          2,576
Cash Balance, Beginning of Period          24,006         23,473
Cash Balance, End of Period             $  27,450      $  26,049


                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT

1. In opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1997 and December 31, 1996 and the results of operations for the three months and six months then ended.

2. There is no provision nor shall there be any provision for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3. For the three and six month periods ended December 31, 1997 and December 31, 1996, the profit was divided by 990,213 to calculate the earnings per share.

4. The results of operations for the three and six month periods ended December 31, 1997, are not necessarily indicative of the results to be expected for the full year.


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

     A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

                             Comparisons of six months ended
                          December 31, 1997 vs. December 31, 1996
                                     Increase  (Decrease)


Royalties                                 $(27,230)

Research and Development Revenue            32,956

R&D Expense                                  7,814

SG&A                                         3,921

Amortization                                 3,000

Operating Income                            (9,099)

Other Income (Expense)                      (1,100)

Income Before Taxes and Equity in
  Affiliates                                (7,909)

Provision for Taxes                          6,300

Equity in Affiliates                           561

Net Income                                $ (1,048)


                           FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
                 MANAGEMENT'S DISCUSSION (CONT'D)


     Revenues and income remained stable for both the six and three month periods ending December 31, 1997 as revenues from Research and Development activities offset lower Royalty revenues and higher expenses.


SIX MONTHS YEAR-TO-DATE

     For the six months year-to-date at 12/31/97 (98YTD), the Company reported Research and Development revenues of $151,786, compared to $118,830 for the same period in Fiscal Year 1997 (97YTD). This increase was due to the rate increase instituted in QI98 and to a higher amount of hours charged to the Company's affiliate, Taylor Devices, by the Company's engineers. Revenue from Royalties declined in 98YTD as the product mix in Devices' shipments shifted. Royalties were $89,893 for 98YTD compared to $62,663 in 97YTD. For the combined revenue sources, the total of $214,449 for YTD98 was up from the figure of $208,723 for YTD97.

     Total Expenses increased to $148,397 for YTD98 versus $133,662 in YTD97. Factors contributing to this change were: a higher rate for workers compensation coverage (the result of a 1997 audit), a higher accrual rate for patent amortization to better reflect the activity level, and routine increases associated with personnel costs.

     Operating income for YTD98 was $66,652 compared to $74,561 in YTD97. Equity in the Net Income of Affiliates was almost identical for the two periods - $55,890 for YTD98 versus $55,329 for YTD97. Net Income for YTD98 was $102,542, approximately $1,000 less than the figure of $103,590 for YTD97.


THREE MONTHS ENDED DECEMBER 31, 1997

     Results for the second quarter of FY98 (98QII) were similar to the comparable period from the prior year, 97QII. Total Revenues increased to $106,123 in 98QII from $103,049 in 97QII as the same factors impacting the six month results (see above section) applied to the three month period. Likewise, the increase in Total Expenses, from $71,185 in 97QII to $76,015 for 98QII was generated by the same items referenced in the above section. Net Income for


                           FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
                 MANAGEMENT'S DISCUSSION (CONT'D)


98QII, reflecting higher revenues, higher expenses and moderately decreased Income from Affiliate, was $52,388 compared to $55,206 for 97QII.

     The Company's Balance Sheet shows no significant or unexpected changes for either the three or six month periods, reflecting a continued stability.

     The Company's engineering staff continue to be engaged in a number of projects Management believes have the potential for generating significant future revenues. A relatively lengthy effort to improve a machine gun buffer is apparently nearing a successful conclusion, as is a more recent project to develop an isolation system for the steel mill crane cabs. There continues to be slow but steady progress on the military/aerospace guidance system isolation project which is now in its fifth year. The customer has placed a small pre-production run order with Devices. The timing and the size of the next order are largely dependent on the results of some upcoming flight tests. A project with applications in both the civilian and military markets, isolation of a lightweight navigation system, commenced in the second quarter.

     At the halfway point of Fiscal Year 1998, Management is of the opinion that, barring an unforeseen event of some significance, the Company's overall operating results will continue to parallel last year's, as will those of the Affiliate. The combination is anticipated to produce another good year for the Company.


                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.

PART II - OTHER INFORMATION

     ITEM 1   Legal Proceedings
              The Company is not currently engaged in any litigation.


     ITEM 2   Changes in Securities - None


     ITEM 3   Defaults Upon Senior Securities - None


     ITEM 4   Submission of Matters to Vote of Securities Holders

              1.  The Annual Meeting of Shareholders was held on
     October 30, 1997 and the Company had 990,213 shares outstanding at the record date of September 23, 1997. A total of 861,911 proxies were cast . Management's proposed slate of Directors received the following voting results:

                                        VOTES
                                       WITHHELD       VOTES
                                       /AGAINST        FOR

              Douglas P. Taylor        107,186       754,450
              David A. Lee                 275       860,229
              Joseph P. Gastel         107,186       754,450
              Paul L. Tuttobene            275       860,229
              Janice M. Nicely             275       860,229


     ITEM 5   Other Information - None

     ITEM 6   Exhibits - None


                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.


                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TAYCO DEVELOPMENTS, INC.
(Registrant)


By    /s/Douglas P. Taylor                    Date 2/4/98
        Douglas P. Taylor
     Chairman of the Board of Directors
     President
     (Principal Executive Officer)


          AND


By    /s/Kenneth G. Bernstein                  Date 2/4/98
     Kenneth G. Bernstein
     Chief Accounting Officer