Form 10QSB
period 1998-03-31
TAYCO DEVELOPMENTS INC
filed 1998-05-13
CIK 894952

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
                          FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 1998

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



           CLASS                    Outstanding at March 31, 1998
Common Stock ($.05 par value)                  990,213

                          FORM 10-QSB
                TAYCO DEVELOPMENTS, INC. - INDEX


PART I - FINANCIAL INFORMATION

                                                         PAGE NO.

     Item 1.   Financial Statements

               Balance Sheets                                   3
               March 31, 1998, and June 30, 1997

               Statement of Income for three months and         4
               nine months ended March 31, 1998 and
               March 31, 1997

               Statement of Cash Flows for nine months          5
               ended March 31, 1998 and March 31, 1997

               Notes to Consolidated Condensed Financial        6
               Statements

     Item 2.   Management's Discussion and Analysis of the      7
               Financial Condition and Results of Operations


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                               10

     Item 2.   Changes in Securities                           10

     Item 3.   Submission of Matters to Vote of Security       10
               Holders

     Item 4.   Other Information                               10

     Item 5.   Exhibits                                        10

     SIGNATURES                                                11





                          FORM 10-QSB

            TAYCO DEVELOPMENTS, INC. -  BALANCE SHEET
     ASSETS                              3/31/98        6/30/97
Current
  Cash                                 $   28,232     $   24,006
  Receivables - Affiliates, Current       115,678         63,303
  Prepaid Other Expenses                    6,039         20,108
    Total Current Assets                  149,949        107,417

Investments - Affiliate, at Equity      1,483,088      1,389,971
  Furniture and Equipment - at Cost        73,390         71,771
  Less:  Accumulated Depreciation          62,239         58,639
                                        1,494,239      1,403,103
Other Assets
  Patents, Net                            136,659        114,400
  Receivables - Affiliates, Long-term       - 0 -          - 0 -
  Cash Value - Life Insurance, Net         49,104         49,104
      Total Other Assets                  185,763        163,504

TOTAL ASSETS                           $1,829,951     $1,674,024

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Payables - Trade                     $    - 0 -     $    - 0 -
  Payables - Affiliate                      - 0 -          - 0 -
  Current Portion of Long Term Debt        29,163         29,163
  Accrued Income Taxes                     12,006          3,350
  Accrued Expenses                         10,015         11,069
    Total Current Liabilities              51,184         43,582
  Long-term Debt                           27,705         50,563

Stockholders' Equity
  Common Stock, par value $.05 per
  share, 1,000,000 shares authorized,
  990,213 issued and outstanding           49,696         49,696
  Paid - In Capital                       670,605        670,605
  Retained Earnings                     1,036,390        865,207
                                        1,756,691      1,585,508
Less: Cost of Treasury Stock
        3,709 shares at Cost                5,629          5,629
   Total Stockholders' Equity           1,751,062      1,579,879

   Total Liabilities and
      Stockholders' Equity             $1,829,951     $1,674,024

                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
           CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                Nine Months      Three Months
                                Ended 3/31        Ended 3/31

                               1998     1997     1998     1997
NET SALES
Royalties                    $104,028 $130,007  $41,365  $40,114
Research and Development      227,105  175,880   75,319   57,050
 Total Revenues               331,133  305,887  116,684   97,164

EXPENSES
Research and Development      106,872   91,208   36,708   28,858
Selling, General
 Administrative               103,585  104,252   32,852   37,440
Amortization - Patents         11,250    6,750    3,750    2,250
 Total Expenses               221,707  202,210   73,310   68,548

 Operating Income             109,426  103,677   43,374   28,616

OTHER INCOME/(EXPENSE)          1,640   (1,030)   1,040     (530)
Income Before Provision for
 Income Taxes and Equity in
 Net Income of Affiliates     111,066  102,647   44,414   28,086

Provision for Income Taxes     33,000   30,600   13,000    4,300

Net Income before Equity in
 Net Income of Affiliates      78,066   72,047   31,414   23,786

Equity in Net Income of
 Affiliates                    93,117   91,208   37,227   35,879

Net Income                   $171,183 $163,255  $68,641  $59,665

Net Income per Share         $   .173 $   .165  $  .070  $  .060







                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
           STATEMENT OF CHANGES IN FINANCIAL POSITION


                                       NINE MONTHS ENDED MARCH 31
                                               1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                               $ 171,183  $ 163,255
   Adjustments to Reconcile
     Net Income to Net Cash
     Provided by Operating
     Activities:
     Amortization - Patents                     7,650      6,750
     Equity in Net Income of Affiliates        (93,117)   (91,208)
   Changes in:
     Receivables - Affiliates                 (52,375)    16,959
     Prepaid Expenses                          14,069     (6,125)
     Payables - Trade                           - 0 -      - 0 -
              - Affiliates                      - 0 -      - 0 -
     Accrued Income Taxes                       8,656    (22,291)
     Accrued Expenses                           (1,054)    (5,343)
     Amounts due to Stockholder               (22,858)   (24,560)
   Net Cash Provided by Operating
     Activities                                32,154     37,437

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Patents/PPE                  (27,928)   (34,423)
   Net Increase in Cash                         4,226      3,014
Cash Balance, Beginning of Period              24,006     23,473
Cash Balance, End of Period                  $ 28,232   $ 26,487

                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT


1. In opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1998 and March 31, 1997 and the results of operations for the three months and nine months then ended.

2. There is no provision nor shall there be any provision for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3. For the three and nine month periods ended March 31, 1998 and March 31, 1997, the profit was divided by 990,213.

4. The results of operations for the three and nine month periods ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

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

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain matters discussed in this section and elsewhere in this report, which are not historical facts, are forward-looking statements. As such, these statements involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competition, pricing pressures, the need for the Company to keep pace with customer needs and technological developments, and other factors.

     A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:
                                Comparisons of nine months ended
                                March 31, 1998 vs. March 31, 1997
                                          Increase  (Decrease)

Royalties                                     $ (25,979)

Research and Development Revenue                 51,225

R&D Expense                                      15,664

SG&A                                               (667)

Amortization                                      4,500

Operating Income                                  5,749

Other Income (Expense)                            2,670

Income Before Taxes and Equity in Affiliates      8,419

Provision for Taxes                               2,400

Equity in Affiliates                              1,909

Net Income                                       $7,928



                           FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
                 MANAGEMENT'S DISCUSSION (CONT'D)

     For the nine months ending March 31, 1998, financial results reflect continued strong Research and Development revenues and improving Royalties.

NINE MONTH RESULTS

     In the nine month period ending March 31, 1998 ("98YTD"), the Company established a record Total Revenues figure of $331,133, approximately 8.2% higher than the previous record figure of $305,887 recorded at March 31, 1997 ("97YTD"). (Note: these comparisons apply only to the period subsequent to the 1991 restructuring of the Company.) Total expenses increased by approximately 9.6%, from $202,210 in 97YTD to $221,707 in 98YTD as the Company continued its program of obtaining materiel and patents required to support increased activity.

     Operating Income and Net Income before Equity in the Net Income of Affiliates were both approximately $6,000 higher in 98YTD than 97YTD. Equity in the Net Income of the Company's affiliate, Taylor Devices, Inc. ("Devices") increased from $91,208 in 97YTD to $93,117 in 98YTD as Devices reported steady results. Net Income for 98YTD was $171,183, approximately $8,000 and 4.8% higher than results for 97YTD. Earnings per share increased from $.165 for 97YTD to $.173 for 98YTD.

THREE MONTH RESULTS

     For the three months ending March 31, 1998 ("98Q3"), Total Revenues were up by $19,530 and 20% over results for the similar period in Fiscal Year 1997 ("97Q3") as R&D revenues continued at a high rate and Royalties returned to more favorable levels. Total expenses increased by approximately $5,000 and 7% for reasons referenced in the above paragraphs. Net Income before Equity in the Net Income of Affiliates increased by approximately $7,600 and 32% from year-to-year. The Equity Income from Devices improved from $35,879 in 97Q3 to $37,227 in 98Q3, contributing to an increase of approximately $9,000 in Net Income between the two periods being reviewed. Reported Net Income for 98Q3 was $68,641 and $.07 per share compared to $59,665 and $.06 per share for 97Q3.


                           FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
                 MANAGEMENT'S DISCUSSION (CONT'D)


REMAINDER OF FY98

     Year-to-date, the Company is combining improved financial performance with continuing progress in development projects. Currently, the Company is awaiting the scheduled THAADs launch in June 1998 to see whether its next level of participation is further development or a small production run. Work continues on a new generation of struts for commercial/military gyroscopes/navigators being developed by a long-time customer. Activity has also increased on some new approaches for bumpers on aircraft simulators and virtual reality rides. The Company's equipment will also participate in another June 1998 aerospace event - a Shuttle mission featuring a new boom damper. Just getting underway is the development of a conversion program which will allow the Company's engineers to recommend tangible physical solutions to structural damping problems based on the theoretical spectral results provided by potential customers. Near the end of the quarter, the Company also began work on a combined development/licensing agreement with a well-known national manufacturer of recreational equipment. The arrangement is based upon use of a patent granted to the Company in 1993.

     At the nine month benchmark point in Fiscal Year 1998, the Company's Management believes that FY98 will be a good year in terms of financial results and continued development of future revenue streams from existing patents, new patents, and new techniques.

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


     ITEM 2   Changes in Securities - None


     ITEM 3   Defaults Upon Senior Securities - None


     ITEM 4   Submission of Matters to Vote of Securities Holders
              - None


     ITEM 5   Other Information - None


     ITEM 6   Exhibits

              None
                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.


                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



TAYCO DEVELOPMENTS, INC.
(Registrant)



By  /s/Douglas P. Taylor                       Date   5/12/98
     Douglas P. Taylor
     Chairman of the Board of Directors
     President
     (Principal Executive Officer)

          AND

By /s/Kenneth G. Bernstein                     Date   5/12/98
     Kenneth G. Bernstein
     Chief Accounting Officer