Form 10KSB
period 1998-06-30
TAYCO DEVELOPMENTS INC
filed 1998-09-23
CIK 894952

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                         F O R M  10-KSB
          Annual Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934

For the fiscal year                  Commission file number 2-15966
ended June 30, 1998
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

The aggregate market value of the common stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange
Act) of the registrant, computed by reference to the average of the bid and asked price on September 10, 1998 was $927,896. In addition to shares excluded by affiliates, this calculation also excludes shares of the registrant's common stock that are held by
Schedule 13D filers.

The number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

          Class                   Outstanding at September 23, 1998

Common Stock, $.05 par value                       990,213


                     TAYCO DEVELOPMENTS, INC.


                        FORM 10-KSB INDEX

                                                             PAGE

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

     ITEM  1.       DESCRIPTION OF BUSINESS. . . . . . . . . .  3
     ITEM  2.       DESCRIPTION OF PROPERTY. . . . . . . . . .  5
     ITEM  3.       LEGAL PROCEEDINGS. . . . . . . . . . . . .  6
     ITEM  4.       SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS . . . . . . . . . . . . .  6

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

     ITEM  5.       MARKET FOR COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS. . . . . . . . . . . .  6
     ITEM  6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                    PLAN OF OPERATION. . . . . . . . . . . . .  7

     ITEM  7.       FINANCIAL STATEMENTS . . . . . . . . . . . .8

     ITEM  8.       CHANGES IN AND DISAGREEMENTS WITH
                    ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                    DISCLOSURE . . . . . . . . . . . . . . . . .9

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . .9

     ITEM  9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                    AND CONTROL PERSONS. . . . . . . . . . . . .9

     ITEM 10.       EXECUTIVE COMPENSATION . . . . . . . . . . .9

     ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT. . . . . . . . . . . 10

     ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED
                    TRANSACTIONS . . . . . . . . . . . . . . . 12

     ITEM 13.       EXHIBITS AND REPORTS OF FORM 8-K . . . . . 13
                               PART I


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


Patents, Trademarks and Licenses

     Under the License Agreement, the Company granted Devices preferential rights to market, in the United States and Canada, all existing and future inventions and patents owned by the Company. The term of the License Agreement is the life of the last-to-expire patent on which Devices is paying royalties, which is December 1, 2014. Devices pays a 5% royalty to the Company on sales of items sold and shipped. During fiscal 1998, Devices incurred royalties to the Company of $136,384. Payments are required to be made quarterly without interest; payments are current. No other allocation of expenses is made from the Company to Devices.

     The License Agreement also provides for the Company to pay Devices 10% of the gross royalties received from third parties who are permitted to make, use and sell machinery and equipment under patents not subject to the License Agreement, and apparatus and equipment subject to the License Agreement but modified by Devices, with rights to such modification having been assigned to the Company. No royalties were received in 1998. Royalties, if any, are paid quarterly.

     The Company holds approximately 31 patents expiring at different times until the year 2014. With the Company's additions to its engineering staff, and the research and development activities ("R&D") for Devices, the importance of these patents has somewhat diminished. In fiscal 1998, royalty income from the patents accounted for 31.5% of the Company's income.

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


Dependence Upon Customers/Terms of Sale/Sales Backlog

     The Company's current business is almost totally dependent on Devices. In fiscal 1998, 100% of sales were to Devices in the form of both direct and subcontracted project engineering. Terms of sale are normally net 30 days, with purchase orders issued on a "cost plus" basis. Work is subcontracted from Devices as needed, and consequently there is no backlog. All contract arrangements are at arm's length and are at terms no less favorable to the Company than if made to an independent third party.


Government Contracts

     The Company has proposals pending with the federal government, but no assurances can be given that any contracts will be forthcoming.


Research and Development

     The Company engages in R&D in connection with the design of products that are sold by Devices. "Patents, Trademarks and Licenses." The Company's income from R&D was $296,116 and $223,507 for fiscal years 1998 and 1997, respectively.


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


Employees

     As of June 30, 1998, the Company had three full time employees, which does not include executive officers.

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company leases approximately 800 square feet of office space from Devices pursuant to a three year Lease Agreement between the Company and Devices entered into on July 1, 1997, at a base rental of $10,000 per year. This Lease Agreement replaces a former lease arrangement on virtually identical terms. The Lease Agreement can be canceled by a 90 days' written notice to the other party. Rental payments for fiscal 1998 totaled $10,000. The total rent paid by the Company is determined in accordance with the base rental, and is subject to adjustment for increases in taxes, maintenance costs and for utilization of additional space by the Company. The real property utilized by the Company is in good condition, adequate for present operations and adequately covered by insurance.


ITEM 3.  LEGAL PROCEEDINGS

     None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None


                             PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information

     The Company's common stock is traded over the counter and is listed by the National Quotation Bureau ("NQB").

     The market prices noted below for fiscal years 1998 and 1997 were obtained from the NQB and represent estimated prices between dealers, without retail mark-up, mark-down or commission. Prices do not necessarily represent actual transactions because trades in the Company's shares are sporadic.


                       Fiscal 1998              Fiscal 1997
                    High         Low         High         Low

First Quarter       3.75         3.25        2.50         2.0625

Second Quarter      3.125        2.75        3.25         2.50

Third Quarter       2.875        2.50        4.25         3.25

Fourth Quarter      3.00         2.6875      3.75         3.50


Holders

     As of September 10, 1998, the approximate number of holders of record of common stock of the Company was 905. Due to a significant number of shares of the Company's common stock held in street name, the Company believes that the total number of beneficial owners of its common stock exceeds 1,000.




Dividends

     There are no restrictions on the payment of either cash or stock dividends, but no dividends were declared in fiscal years
1998 or 1997.




ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Cautionary Statement

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

The Company reported record high Total Revenues in Fiscal Year 1998
(FY98), posting a 10.5% increase to $432,510 from the Fiscal Year 1997 (FY97) figure of $391,317. Net Income was $216,946, compared to $231,650 in FY97 as the Company experienced increased operating expenses and reduced earnings from Devices.

Royalty income for FY98 was $136,394, compared to $167,810 in FY97 as the Company's affiliate, Devices, experienced a shift in its product mix for the year. The change in Royalties was more than offset by an increase in Research and Development (R&D) revenues to $296,116 from $223,507 in FY97. The R&D figure and the Total Revenues figure of $432,510 represent the highest amounts recorded in those categories since the 1991 restructuring.

Total Operating Expenses increased to $298,687 from the FY97 figure of $263,750 as the Company experienced higher expense levels in personnel, legal and patent acquisition areas. Operating Income for FY98 was $133,823, up from the FY97 total of $127,567 and represents the second best figure of the restructured era.
Interest expense and tax figures have been similar year to year, resulting in an improvement in the Income Before Equity in Net Income Of Affiliates to $89,606 in FY98 compared to $84,203 in FY97. This figure represents the net results of the operational aspects of the Company, and the FY98 figure is the second best figure of the post-1991 period.

Equity in Net Income of Affiliates declined in FY98, from $147,447 in FY97 to $127,340 as Devices reported increased sales but reduced income due to shipment delays and competitive pricing issues. Net Income for FY98 was $216,946, compared to $231,650 in FY97, the net result of improved operational income and reduced affiliate income.

The Company's balance sheet and general financial condition remain stable and strong at the end of FY98. Fiscal Year 1999 represents the final full year of the Company's obligation on its only long-term debt and the decreasing interest expense should have a positive impact on operational figures.

The Company's professional staff continues to maintain its high utilization level, primarily in support of Devices' projects and proposals. Among them are: three overseas bridge projects: continued developmental testing (after successful pre-testing) of a damper for the Space Shuttle Boom arm, and continued development of modified isolators for navigators utilized by allied navies. Projects which are in a more developmental/experimental stage than those mentioned above include: wind damping devices for large, interactive highway signs; semi-active controlled damping devices utilizing passive resilient mounts (for a military application); and some very preliminary efforts on the feasibility of using non-cylindrical envelopes for damping applications. The Company believes that the use of non-cylindrical envelopes could have significant potential with respect to the installation of dampers in existing structures and reduced construction costs on new structures which include dampers.

With respect to the Year 2000 (Y2K) issue relating to Electronic Data Processing (EDP) matters, the Company's Management initiated a review in FY98. This review has, to date, concluded that the
Company: does not utilize any EDP systems for purposes of internal control or record keeping; does not interface or interact with any customer or vendor by means of EDP or Electronic Data Interchange
(EDI); and obtains supplies through the purchasing department of Devices. Most of these supplies are of a an administrative, non-crucial nature. The Management of Devices believes Devices and its key vendors, are Y2K compliant and, barring a systemic, nationwide crisis with Y2K, materials and supplies are expected to be available from one of several alternative sources. Management has neither incurred any significant cost in conducting the survey, nor does it anticipate any significant cost in addressing the Y2K matter. At this time, Management sees no significant risks to the operations of the Company when Y2K arrives, but will continue to monitor the matter as the date approaches and more information about potential and actual risks becomes available.

For FY99, Management is projecting continued good and stable operating results and a contribution from its affiliates similar to that of FY98. Management continues to recognize that pursuing the development of patentable technologies is the Company's best opportunity for continued growth and will continue to direct the Company's efforts to that end.

ITEM 7.  FINANCIAL STATEMENTS

     For information concerning this Item, see the Company's balance sheet and related financial statements and notes at Item
13.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

     On April 9, 1998 the Company filed a Form 8-K with the SEC reporting a change in accountants. The Board of Directors appointed Lumsden & McCormick as independent accountants. After a review of accounting and auditing fees, the Company found it was economically advantageous to obtain services from Lumsden & McCormick. There have been no disagreements with the previous auditors, J.D. Elliott & Co., on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable event.

                             PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS

DOUGLAS P. TAYLOR, (50) is President and Chief Executive Officer of the Company since April 1991 and has been an executive officer since 1979, and a Director since 1972. Since 1976, and 1977, he has served as Director of Devices and another affiliate, Tayco Realty Corporation ("Tayco Realty"), respectively. Mr. Taylor is inventor/co-inventor on numerous U.S. Patents assigned to the Company, and is widely published within the fluid power, aerospace/defense, and structural engineering communities.

DAVID A. LEE, (67) has served as a Vice President of the Company since April 1991, and a Director since November 1991. Dr. Lee has served as a consultant to Devices since 1974. He has a Ph.D. and M.E. degree in mechanical engineering from the University of Southern California at Los Angeles, and a B.S. degree in mechanical engineering from the California Institute of Technology.


JOSEPH P. GASTEL, (73) is a patent attorney and has served as a Director and Secretary of the Company and Devices since 1984.

PAUL L. TUTTOBENE, JR., (35) President of PLT Associates, a corporation which serves as a manufacturer's representative for the Company, has been a Director of the Company since November 1991.
He has a B.S. degree in marketing from St. John Fisher College.

JANICE M. NICELY, (58) serves the Company and Devices as
Shareholder Relations Manager and has been with the Company since
1980.  Ms. Nicely has been a Director since November 1992.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation of the Company's Chief Executive Officer. No executive officer in the Company receives a salary.



                    SUMMARY COMPENSATION TABLE
                                        ANNUAL
                                     COMPENSATION

                                                       All Other
Name and Principal                                   Compensation
Position                    Year        Salary         Total(1)
Douglas P. Taylor           1998           $0          $ 19,000
Chairman, President and     1997           $0          $ 18,000
Chief Executive Officer     1996           $0          $  8,500



(1)  The following is a summary of all other compensation paid or accrued:
                            Directors'
                              Fees      Royalties(A)    Total

Fiscal Year Ended 6/30/98    $4,000     $15,000        $19,000
Fiscal Year Ended 6/30/97    $3,000     $15,000        $18,000
Fiscal Year Ended 6/30/96    $3,500     $ 5,000        $ 8,500

     (A) A Royalty Agreement with the Chief Executive Officer provides for a monthly payment of $1,666.66 ($20,000 per year) beginning on October 1 of each year. Fiscal 1998 royalties earned is for the nine month period, October 1997 to June 30, 1998.

     Directors' fees in fiscal 1998 were $1,000 per meeting, with the Secretary receiving an additional $2,250 for preparing the minutes of each meeting. The Board of Directors met four times in fiscal 1998, with all directors present. The Company has no nominating, audit or other standing committee of the Board.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth information as of September 23, 1998, as to persons known by the Company to be the beneficial owners of more than five percent (5%) of the Company's common stock, as well as shares owned by the named Executive Officer, each director and all directors and executive officers as a group:

                              Amount of
Name and Address           Direct/Indirect          Percent of
of Beneficial Owner          Ownership (4)        Ownership (4)(5)

Taylor Devices, Inc.           228,317(1)              23%
90 Taylor Drive
North Tonawanda, NY 14120

Bruce Paul                     136,180                 13.7%
1 Hampton Road
Purchase, NY 10577

Paul H. Taylor                 31,188  (2)             3%
3677 East River Road
Grand Island, NY 14072

Douglas P. Taylor              81,994  (3)             8.2%
90 Taylor Drive
North Tonawanda, NY 14120

Joseph P. Gastel                - 0 -                - 0 -
722 Ellicott Square Bldg.
Buffalo, NY 14203

David A. Lee                   10,000                  1%
1819 Wilshire Blvd.
Santa Monica, CA 90403

Paul L. Tuttobene, Jr.          1,000                  *
84 Benedict Road
Pittsford, NY 14534

Janice M. Nicely                   62                  *
100 Taylor Drive
North Tonawanda, NY 14120

All Directors and              93,056                  9.3%
officers as a group


* less than 1%


1. These shares were purchased in January 1992 in a private sale at their fair market value, in consideration of Devices' partially discharging certain of the Company's obligations as a guarantor of the indebtedness of Tayco Tech. See Item 12. "Certain
Relationships and Related Transactions."

2. Mr. Paul Taylor is father of Douglas P. Taylor, and father-in-law of Richard G. Hill, who are both executive officers and directors of Devices. Including shares held by Messrs. Douglas P. Taylor and his family, Paul H. Taylor and his wife, and the family of Joyce Taylor Hill, daughter of Paul H. Taylor and wife of Richard G. Hill, the Taylor family owns 176,115 shares, or approximately 17.8% of the Company's common stock. Joyce Taylor Hill, sister of Douglas P. Taylor, holds 34,674 shares as custodian for her minor children, with 8,511 shares in her name and Richard Hill beneficially owns 4,800 shares. Isabel B. Taylor, wife of Paul H. Taylor, beneficially owns 8,928 shares. Elaine Cassel, daughter of Mr. Taylor and Peter Cassel, his son-in-law beneficially own 6,020 shares. In fiscal 1998, Paul H. Taylor gifted a total of 50,637 shares of Company stock to his family, donated 7,000 to charity and sold 16,954 shares on the open market.

3. Includes 43,942 shares held beneficially and of record by Sandra Taylor, wife of Mr. Douglas P. Taylor, as custodian for their minor children, and as to which Mr. Taylor disclaims any beneficial ownership.

4. In addition to information on the above table, on August 12, 1998, a Schedule 13D was filed with respect to the Company's stock that includes the following persons: Aries Hill Corp, 16,400 shares (1.656%); Brent Baird, 9,500 shares (.959%); Bridget B. Baird, as Successor Trustee, 5,000 shares (.505%); The Cameron Baird Foundation, 3,800 shares (.384%) and Jane D. Baird, 15,000 shares (1.515%) total of filing persons 49,700 shares (5.019%). According to a Schedule 13D Amendment dated August 10, 1998, these entities in the aggregate also own 503,900 shares (19.705%) of the Common Stock of Devices. The persons filing such Schedule 13D, rather than the Company or Devices, are responsible for the accuracy and completeness of such information.

5. Information presented in this table has been supplied by the respective shareholders or by the Company, as transfer agent.

    Other than for certain arrangements between the Company and its affiliates, the Company knows of no contractual arrangement which may result in a change in control of the Company at any subsequent date. See Item 12. "Certain Relationships and Related
Transactions."


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Just as Devices is the largest single shareholder of the Company, similarly, the Company is the largest single shareholder of Devices, owning approximately 25.2% of Devices' outstanding common stock. See also Item 11. "Security Ownership of Certain Beneficial Owners and Management." The Company owns approximately 42% of Tayco Realty, with the remaining 58% owned by Devices. The Company rents space from Tayco Realty. See Item 2. "Description of Property."

    Under the License Agreement, the Company granted Devices preferential rights to manufacture and sell in the United States and Canada certain of the Company's patented products. The terms of the License Agreement are more fully set forth in Item 1. "Description of Business - Patents, Trademarks and Licenses."

    In FY98, the Company paid patent fees of $35,093 to Mr. Joseph
P. Gastel for his services as the Company's patent attorney.


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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  FILED AS PART OF THIS REPORT:

         1.  Financial Statements: See attached index.

             Balance Sheet at June 30, 1998

             Statements of Changes in
             Stockholders' Equity for the
             years ended June 30, 1998 and 1997

             Statements of Income for the
             years ended June 30, 1998 and 1997

             Statements of Cash Flows for the
             years ended June 30, 1998 and 1997
             Notes to Financial Statements June 30, 1998

 3.  Exhibits

     (3)  Articles of Incorporation and By-laws.

          (i) Certificate of Incorporation filed by the New York
           State Department of State on July 22, 1955, incorporated by reference to exhibit 1 of Report on Form 8-K, dated
          September 30, 1992.

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

          (v)  By-laws of the Registrant, as amended, incorporated
       by reference to exhibit (3)(v) of Annual Report        on
Form 10-KSB, dated September 19, 1997.


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

    (23)  Report and Consent of Independent Certified Public
          Accountants Reports on Form 8-K:

          Reports on Form 8-K:

          A current report on Form 8-K filed April 9, 1998, reporting a change in auditors.
Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  September 23, 1998

                                         TAYCO DEVELOPMENTS, INC.
                                         (Registrant)



By: /s/Douglas P. Taylor
    Douglas P. Taylor,
    President and Director
    (Principal Executive Officer)

               and

By: /s/Kenneth G. Bernstein
    Kenneth G. Bernstein,
    Principal Financial and
    Accounting Officer)


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


By: /s/Joseph P. Gastel          By: /s/David A. Lee
    Joseph P. Gastel, Director       David A. Lee, Director

By: /s/Paul L. Tuttobene         By: /s/Janice M. Nicely
    Paul L. Tuttobene, Director      Janice M. Nicely, Director

                     TAYCO DEVELOPMENTS, INC.

                       FINANCIAL STATEMENTS

                          June 30, 1998

                   INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Tayco Developments, Inc.


We have audited the accompanying balance sheet of Tayco Developments, Inc. as of June 30, 1998, and the related statements of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Tayco Developments, Inc. as of June 30, 1997 were audited by other auditors whose report dated July 14, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the financial position of Tayco Developments, Inc. as of June 30, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




/S/ Lumsden & McCormick, LLP

Lumsden & McCormick, LLP
Buffalo, New York
July 31, 1998









                     TAYCO DEVELOPMENTS, INC.
Balance Sheets
June 30,                                     1998           1997
                                        _________________________
Assets
Current assets:
     Cash                               $   25,063     $   24,006
     Receivable - affiliates, net
       (Note 8)                            123,745         63,303
     Prepaid income taxes                        -         13,071
     Prepaid expenses                        4,422          7,037
                                         ________________________
                                           153,230        107,417
                                         ________________________
Investments in affiliates,
 at equity (Note 2)                      1,517,311      1,389,971
Property and equipment,
 net (Note 3)                               11,281         13,132
Other:
     Patents, net                          131,089        114,400
     Cash value of life insurance,
       net (Note 4)                         56,780         49,104
                                         ________________________
                                           187,869        163,504
                                         ________________________
                                        $1,869,691     $1,674,024
                                        =========================
Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long-term
     debt (Note 5)                      $   33,437     $   29,163
     Accrued income taxes                    4,543              -
     Accrued expenses                       17,375         11,069
                                        _________________________
                                            55,355         40,232
                                        _________________________
Deferred income taxes (Note 6)               3,100          3,350
Long-term debt (Note 5)                     14,411         50,563
Stockholders' equity:
   Common stock, $.05 par value,
     authorized 1,000,000 shares,
     issued 993,922 shares                  49,696         49,696
     Paid-in capital                       670,605        670,605
     Retained earnings                   1,082,153        865,207
                                         ________________________
                                         1,802,454      1,585,508
     Treasury stock - 3,709 shares
     at cost                                (5,629)       (5,629)
                                         ________________________
                                         1,796,825      1,579,879
                                         ________________________
                                        $1,869,691     $1,674,024
See Accompanying Notes                  =========================






                     TAYCO DEVELOPMENTS, INC.

Statements of Income
For the years ended June 30,                 1998          1997
                                           ______________________
Revenues (Note 8)
     Royalties                             $136,394      $167,810
     Research and development               296,116       223,507
                                           ______________________
          Total revenues                    432,510       391,317

Operating expenses
     Research and development               117,467       109,177
     Selling, general and administrative    164,861       139,569
     Depreciation                             3,469         4,489
     Amortization, patents                   12,890        10,515
                                           ______________________
        Total operating expenses            298,687       263,750
                                           ______________________

          Operating income                  133,823       127,567

Interest, net                                 7,467         7,557
                                           ______________________

Income before provision for income
     taxes and equity in net income of
     affiliates                             126,356       120,010

Provision for income taxes (Note 6)          36,750        35,807
                                           ______________________

     Income before equity in net
     income of affiliates                    89,606        84,203

Equity in net income of affiliates
     (Note 2)                               127,340       147,447
                                           ______________________

          Net income                       $216,946      $231,650
                                           ======================

     Basic earnings per common share
     (Note 7)                              $    .22      $    .23



See accompanying notes.

                     TAYCO DEVELOPMENTS, INC.


Statements of Changes in Stockholders' Equity
For the years ended June 30, 1998 and 1997

                         Common    Paid-in    Retained   Treasury
                         Stock     Capital    Earnings   Stock
                         ________________________________________

Balance, July 1, 1996    $49,696  $670,605  $  633,557   $(5,629)

     Net income for the
     year ended June 30,
     1997                      -         -     231,650         -
                         ________________________________________

Balance, June 30, 1997    49,696   670,605     865,207    (5,629)


     Net income for the
     year ended June 30,
     1998                      -         -     216,946          -

                         _________________________________________


Balance, June 30, 1998   $49,696  $670,605  $1,082,153   $(5,629)
                         =========================================

See accompanying notes.



                     TAYCO DEVELOPMENTS, INC.


Statements of Cash Flows
For the years ended June 30,                   1998      1997
                                        _______________________
Cash flows from operating activities:
     Net income                            $ 216,946  $ 231,650
     Adjustments to reconcile net income
     to net cash flows from
          operating activities:
             Depreciation and amortization    16,359     15,004
             Equity in net income of
                affiliates                  (127,340)  (147,447)
             Deferred income taxes              (250)     3,350
             Changes in other current
                assets and current
                liabilities:
          Receivable - affiliates, net       (60,442)    20,303
          Prepaid income taxes                13,071    (13,071)
          Prepaid expenses                     2,615     (3,806)
          Accrued income taxes                 4,543    (18,747)
          Accrued expenses                     6,306    (14,047)
                                        ________________________
               Net cash flows from
                operating activities          71,808     73,189
                                        ________________________
Cash flows from investing activities:
     Acquisition of property and
        equipment                             (1,618)    (9,950)
     Acquisition of patents                  (29,579)   (26,988)
     Increase in cash value of life
        insurance, net                        (7,676)    (5,327)
                                        ________________________
               Net cash flows for
               investing activities          (38,873)   (42,265)
                                        ________________________
Cash flows for financing activities:
     Repayment of long-term debt             (31,878)   (30,391)
                                        ________________________
               Net increase in cash            1,057        533

Cash - beginning                              24,006     23,473
                                        ________________________
               Cash - ending                 $25,063    $24,006
                                        ========================


See accompanying notes.



                     TAYCO DEVELOPMENTS, INC.


                   NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Nature of Operations:

Tayco Developments, Inc. (the Company) is a patent holding company engaged in research, development and licensing services for use in the manufacturing operation of its affiliate, Taylor Devices, Inc. (Devices). The Company's revenues are derived from services provided to Devices (see Note 8).


Investments in Affiliates:

Investments in affiliates, where less than 50% but more than 20% of the outstanding stock is owned by the Company, are recorded on the equity method.


Research and Development:

The cost of material and labor incurred for research and development is expensed when incurred.


Patents:

The cost of obtaining patents, which represent legal expenditures incurred for patents and patent applications, is capitalized and amortized over a 15 to 17 year life on a straight-line basis.


Property and Equipment:

Property and equipment is stated at cost net of accumulated depreciation. Depreciation is provided using the straight-line and accelerated methods for financial reporting and income tax reporting purposes. Estimated useful lives range from 5 to 7 years.


Cash Value of Life Insurance:

Cash value of life insurance is stated at the surrender value of the contracts less outstanding policy loans.


Income Taxes:

The provision for income taxes is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax and financial statement bases of assets and liabilities.


Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


2.   INVESTMENTS IN AFFILIATES:

Investments in affiliates consisted of the following:

                                               1998         1997
                                             _____________________
 Investment, at cost
  Taylor Devices, Inc.
  (26% ownership)                            $ 375,866   $ 375,866
  Tayco Realty Corporation
 (Realty)(42% ownership)                       102,400     102,400
                                             _____________________
                                               478,266     478,266
Cumulative equity in net
  income of the affiliates                   1,039,045     911,705
                                             _____________________
                                            $1,517,311  $1,389,971
                                             =====================


Equity in net income of affiliates consisted of the following:

                                               1998         1997
                                             _____________________

Taylor Devices, Inc.                          $106,337    $125,381
Tayco Realty Corporation                        21,003      22,066
                                             _____________________
                                              $127,340    $147,447
                                             =====================

The cost of the investments in the affiliates exceeded the Company's share of the underlying book value of net assets of these affiliates by $143,667 at the various dates of acquisition, and this excess ($66,295 balance at June 30, 1998) is being amortized on a straight-line basis over 40 years, by reducing reported equity in net income of affiliates. Amortization of this excess cost was $2,912 for the years ended June 30, 1998 and 1997.

The common shares of Realty and approximately 57% of the common shares of Devices owned by the Company are unregistered, and therefore, their marketability is limited.

Following is a summary of the combined financial position and results of operations of these affiliates:

                                                1998         1997
                                           _______________________

Balance Sheet:
     Current assets                        $ 7,589,637  $5,612,622
     Property & equipment, net               2,924,412   2,573,419
     Other assets                              928,704     877,520
                                           _______________________
                                          $11,442,753  $9,063,561
                                           =======================

     Current liabilities                   $ 4,027,572  $2,764,084
     Noncurrent liabilities                  1,973,624   1,457,714
     Stockholders' equity                    5,441,557   4,841,763
                                           _______________________
                                           $11,442,753  $9,063,561
                                           =======================
Income Statement:
     Sales, net                            $10,234,022 $10,002,839
                                           =======================

Net income                                    $508,496    $580,376
                                           =======================


3.   PROPERTY AND EQUIPMENT:
                                                1998         1997
                                           _______________________
Laboratory equipment                           $24,511     $24,511
Shop equipment                                  34,249      32,631
Furniture and fixtures                          14,629      14,629
                                           _______________________
                                                73,389      71,771
Less accumulated depreciation                   62,108      58,639
                                           _______________________
                                               $11,281     $13,132
                                           =======================

Depreciation expense was $3,469 and $4,489 for the years ended
June 30, 1998 and 1997.


4.   CASH VALUE OF LIFE INSURANCE:
                                                1998         1997
                                          _______________________

Cash values                                  $130,424     $120,982
Less policy loans                              73,644       71,878
                                             _____________________
                                            $  56,780    $  49,104
                                             =====================

Interest on outstanding policy loans is payable at 6% per annum.


5.   LONG-TERM DEBT:
                                                1998         1997
                                             _____________________
Unsecured loan payable to a former
   officer/stockholder of the
   Company, monthly principal and
   interest installments of $2,917,
   with interest at 4.8%, payable
   through December 1999.                     $47,848      $79,726

Less current portion                           33,437       29,163
                                             _____________________
                                              $14,411      $50,563
                                             =====================


6.   PROVISION FOR INCOME TAXES:
                                                1998         1997
                                             _____________________
Current tax provision:
     Federal                                  $27,200      $23,287
     State                                      9,800        9,170
                                             _____________________
                                               37,000       32,457
Deferred tax provision:
     Federal                                     (170)       2,667
     State                                        (80)         683
                                            ______________________
                                                 (250)       3,350
                                            ______________________
                                              $36,750      $35,807
                                            ======================

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

                                                1998        1997
                                             _____________________

Computed tax at the expected
   statutory rate                             $42,961     $40,803
State tax - net of Federal tax
   benefit                                      6,415       6,503
Effect of graduated Federal rates             (12,626)    (11,617)
Other, net                                          -         118
                                             _____________________
                                              $36,750     $35,807
                                             =====================

7.   BASIC EARNINGS PER COMMON SHARE:

Basic earnings per common share have been computed based upon the weighted average of common shares outstanding during the year.
The number of shares used in the computation of basic earnings per share was 990,213 for the years ended June 30, 1998 and 1997.


8.   RELATED PARTY TRANSACTIONS:

Royalties consist of revenues earned from Devices for the use of the Company's patents in their manufacturing operations.
Research and development consists of revenues earned for services performed by the Company's research engineers for Devices.
The Company leases office and laboratory facilities from Devices at a current annual rental of $10,000. Rental expenses under the lease was $10,000 for the years ended June 30, 1998 and 1997.


9.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of cash, receivables, and other accrued expenses approximate fair value because of the short maturity of these instruments.
Based on borrowing rates currently available to the Company for loans similar to its fixed rate long-term debt (see Note 5), the fair value approximates carrying value at June 30, 1998.


10.  CASH FLOWS INFORMATION:

Net cash flows from operating activities reflect cash payments for interest and income taxes for the years ended June 30, 1998 and 1997 as follows:

                                              1998         1997
                                         _______________________
Interest                                    $ 8,608      $ 8,656
                                         =======================
Income taxes                                $19,386      $64,275
                                         =======================