Form 10QSB
period 1998-09-30
TAYCO DEVELOPMENTS INC
filed 1998-11-13
CIK 894952

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
                          FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For quarter ended September 30, 1998

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

        CLASS                    Outstanding at September 30, 1998
    Common Stock                             990,213
  ($.05 par value)

                          FORM 10-QSB
                TAYCO DEVELOPMENTS, INC. - INDEX


PART I - FINANCIAL INFORMATION

                                                         PAGE NO.

     Item 1.   Financial Statements

               Balance Sheets                                   3
               September 30, 1998, and June 30, 1998

               Statement of Income for three months             4
               ended September 30, 1998 and
               September 30, 1997

               Statement of Cash Flows for three months         5
               ended September 30, 1998 and
               September 30, 1997

               Notes to Condensed Financial Statements          6

     Item 2.   Management's Discussion and Analysis of          7
               the Financial Condition and Results of
               Operations


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                               10

     Item 2.   Changes in Securities                           10

     Item 3.   Defaults Upon Senior Securities                 10

     Item 4.   Submission of Matters to Vote of Security       10
               Holders

     Item 5.   Other Information                               10

     Item 6.   Exhibits                                        10

     SIGNATURES                                                11

                          FORM 10-QSB

           TAYCO DEVELOPMENTS, INC. -  BALANCE SHEET

     ASSETS                              9/30/98          6/30/98
Current
  Cash                               $    37,409      $    25,063
  Receivables - Affiliates, Current      122,892          123,745
  Prepaid Other Expenses                   8,585            4,422
    Total Current Assets                 168,886          153,230
Investments - Affiliate, at Equity     1,549,776        1,517,311
  Furniture and Equipment - at Cost       73,389           73,389
Less:  Accumulated Depreciation           63,008           62,108
                                       1,560,157        1,528,592
Other Assets
  Patents, Net                           129,539          131,089
  Receivables - Affiliates, Long-term     - 0 -            - 0 -
  Cash Value - Life Insurance, Net        56,780           56,780
      Total Other Assets                 186,319          187,869

TOTAL ASSETS                         $ 1,915,362      $ 1,869,691

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Payables - Trade                   $    - 0 -       $    - 0 -
  Payables - Affiliate                    - 0 -            - 0 -
  Current Portion of Long Term Debt       33,437           33,437
  Accrued Income Taxes                     8,840            4,543
  Accrued Expenses                        10,655           17,375
    Total Current Liabilities             52,932           55,355
  Long-term Debt                           9,235           14,411
  Deferred Income Taxes                    3,100            3,100

Stockholders' Equity
  Common Stock, par value $.05
  per share, 1,000,000 shares
  authorized,  990,213 issued             49,696           49,696
  Paid - In Capital                      670,605          670,605
  Retained Earnings                    1,135,423        1,082,153
                                       1,855,724        1,802,454
Less: Cost of Treasury Stock
        3,709 shares at Cost               5,629            5,629
   Total Stockholders' Equity          1,850,095        1,796,825
                                     $ 1,915,362      $ 1,869,691

                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
           CONSOLIDATED CONDENSED STATEMENT OF INCOME



                                  THREE MONTHS ENDED SEPTEMBER 30



                                         1998             1997

NET SALES
   Royalties                        $   37,626        $   32,714
   Research and Development             65,902            75,612
      Total Revenues                   103,528           108,326

EXPENSES
   Research and Development             36,987            35,602
   Selling, General Administrative      33,662            33,030
   Amortization - Patents                3,900             3,750
      Total Expenses                    74,549            72,382

      Operating Income                  28,979            35,944

OTHER INCOME/(EXPENSE)                     826               800
Income Before Provision for Income
   Taxes and Equity in Net Income
   of Affiliates                        29,805            36,744

Provision for Income Taxes               9,000            11,000

Net Income before Equity in
   Net Income of Affiliates             20,805            25,744

Equity in Net Income of Affiliates      32,465            24,410

Net Income                         $    53,270       $    50,154

Net Income per Share               $       .05       $       .05

                           FORM 10-QSB
                     TAYCO DEVELOPMENTS, INC.
                      STATEMENT OF CASH FLOW


                                  THREE MONTHS ENDED SEPTEMBER 30

                                          1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                          $ 53,270        $ 50,154
   Adjustments to Reconcile
     Net Income/to Net
   Net Cash Provided by Operating
     Activities:
     Amortization - Patents               3,000           3,750
     Equity in Net Income of            (32,465)        (24,410)
       Affiliates
   Changes in:
     Receivables - Affiliates               853          (8,215)
     Prepaid Expenses                    (4,163)          9,038
     Payables  -    Trade                  - 0 -           - 0 -
               -    Affiliates             - 0 -           - 0 -
     Accrued Income Taxes                 4,297          (2,071)
     Accrued Expenses                    (6,720)          1,804
     Amounts due to Stockholder          (5,176)         (7,628)
     Net Property, Plant & Equipment        900           1,200
   Net Cash Provided by Operating
     Activities                          13,796          23,622

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Patents                (1,450)        (12,094)
   Net Increase in Cash                  12,346          11,528
Cash Balance, Beginning of Period        25,063          24,006
Cash Balance, End of Period           $  37,409      $   35,534

                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT



1. In opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1998 and the results of operations for the three months ended.

2. There is no provision nor shall there be any provision for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3. For the three month period ended September 30, 1998 to calculate the earnings per share, the profit was divided by 990,213 shares outstanding less Treasury Shares of 3,709.

4.   The results of operations for the three month period ended
     September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

     A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

                           Comparisons of three months ended
                        September 30, 1998 vs. September 30, 1997
                                           Increase  (Decrease)

Royalties                                      $ 4,912
Research and Development Revenue                (9,710)
R&D Expense                                      1,385
SG&A                                               632
Amortization                                       150
Operating Income                                (6,965)
Other Income (Expense)                              26
Income Before Taxes and Equity in Affiliates    (6,939)
Provision for Taxes                             (2,000)
Equity in Affiliates                             8,055
Net Income                                       3,116



                           FORM 10-QSB
                     TAYCO DEVELOPMENTS, INC.
                 MANAGEMENT'S DISCUSSION (CONT'D)


     Improved Royalty and Income from Affiliates offset reduced R&D revenue, as Net Income improved by 6% in the first quarter of Fiscal Year 1999.

     In the first quarter of Fiscal Year 1999 (QI99), total revenues were $103,528, compared to $108,326 in the first quarter of Fiscal Year 1998 (QI98). An increase in Royalty Revenues was more than offset by a decrease in R&D income as the Company's engineers spent proportionately more time on internal developmental and analytical projects. The nature of certain of these projects is discussed later in this section.

     Total expenses changed from $72,382 in QI98 to $74,549 in QI99 due almost entirely to personnel related expenses and an increased amortization accrual rate. Operating income for QI99 was $28,979 versus $35,944 for QI98 due primarily to the lowered R&D income figure.

     Equity in the Net Income of Affiliates improved from $24,410 in QI98 to $32,465 in QI99 as the Company's affiliate, Taylor Devices, reported higher earnings based on improved gross margins. Net Income for QI99 was $53,270 and $.054 per share, an improvement of 6.2% over the QI98 figures of $50,154 and $.051 per share.

     The Company's balance sheet reflects the continuing stability of the operations with the only item of note being the steadily declining amount due as long-term debt, which now has about 16 months to go until it is paid off in full.

     As mentioned above, the Company's engineers spent proportionately more time on developmental projects in QI99 than in most past quarters. Most of the efforts were for the aerospace/defense market. There were continuing efforts on the flat damper project which is in the modeling and procurement stages. This unit has the potential to become a component in military cabinets being built under COTS (Commercial Off-the-Shelf) directives with the possibility of a requirement for substantial quantities over an extended period of time. Another developmental effort was the generation of software code to optimize the placement of the current generation of tension/compression dampers in military cabinetry. Two additional separate efforts focused on potential use of company technology in submarines: semi-active dampers for deck isolation and tension/compression units for shock isolation of critical steering/guidance components. The final aerospace/defense developmental effort revolved around the design parameters for tension/compression dampers for a new generation of larger sea-to-air defensive missiles.


     Based partly on the good results of QI99, Management believes that Fiscal Year 1999 will produce good financial results consistent with those of the past few years. The single largest unknown variable, the Equity Income from the Company's affiliates, appears at this time to be on track for these anticipated stable results.
In the coming months, Management will continue to keep the Company's efforts balanced between projects offering short-term and long-term benefits to the Company.


                           FORM 10-QSB
                     TAYCO DEVELOPMENTS, INC.




PART II - OTHER INFORMATION

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



TAYCO DEVELOPMENTS, INC.
(Registrant)





By   /S/ Douglas P. Taylor                Date   11/10/98
    Douglas P. Taylor
    Chairman of the Board of Directors
    President
    (Principal Executive Officer)



          AND




By   /S/ Kenneth G. Bernstein              Date   11/10/98
    Kenneth G. Bernstein
    Chief Accounting Officer