Form 10QSB/A
period 1998-09-30
TAYCO DEVELOPMENTS INC
filed 1999-01-14
CIK 894952

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
                         FORM 10-QSB/A

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

                         FORM 10-QSB/A
                    TAYCO DEVELOPMENTS, INC.

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

                          FORM 10-QSB/A
                     TAYCO DEVELOPMENTS, INC.
                 MANAGEMENT'S DISCUSSION (CONT'D)


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

                          FORM 10-QSB/A
                     TAYCO DEVELOPMENTS, INC.
                 MANAGEMENT'S DISCUSSION (CONT'D)


aerospace/defense developmental effort revolved around the design parameters for tension/compression dampers for a new generation of larger sea-to-air defensive missiles.

Based partly on the good results of QI99, Management believes that Fiscal Year 1999 will produce good financial results consistent with those of the past few years. The single largest unknown variable, the Equity Income from the Company's affiliates, appears at this time to be on track for these anticipated stable results. In the coming months, Management will continue to keep the Company's efforts balanced between projects offering short-term and long-term benefits to the Company.


YEAR 2000 DISCLOSURE

The Company is aware of issues the year 2000 ("Y2K") presents. Management has reviewed all software, hardware and telecommunications systems with an outside consultant to determine whether any of the Company's information technology ("IT") systems were in need of conversion. The Company's IT systems have been purchased within the last few years and generally uses "off-the-shelf" software. Being relatively new, all systems are believed to be Y2K compliant. The recent updating has resulted in fewer expenses to anticipate for future Y2K project needs. The historical and estimated costs of any portion of the Y2K project have been and are expected to remain minimal.

The Company's transfer agent and SEC filing agent, Taylor Devices, Inc. notified the Company of a potential IT problem with respect to the method used to communicate with clearing houses, depositories and the SEC. At this time, the Company has been assured that an upgraded system should be in place by midyear of calendar 1999.
The Company will continue to monitor the progress.

Management believes the Company is substantially Y2K compliant with respect to its sales, administration, and general operations. However, there can be no guarantee that the systems of other companies on which the Company's systems may rely on will be converted on a timely basis or that a failure to convert by another Company, or a conversion that is incompatible with the Company systems would not have a material impact on the Company. The Company believes that all areas could temporarily function by manual methods of operation.

                          FORM 10-QSB/A
                     TAYCO DEVELOPMENTS, INC.
                 MANAGEMENT'S DISCUSSION (CONT'D)


At this time, management is unaware of any Y2K problems other than a universal disruption of power, communications, transportation, banking, etc. that could have a significant impact on the Company's operation.