Form 10QSB
period 1998-12-31
TAYCO DEVELOPMENTS INC
filed 1999-02-11
CIK 894952

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
                          FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For quarter ended December 31, 1998

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



            CLASS                  Outstanding at December 31, 1998
Common Stock ($.05 par value)                  990,213

                          FORM 10-QSB
                TAYCO DEVELOPMENTS, INC. - INDEX


PART I - FINANCIAL INFORMATION

                                                         PAGE NO.

     Item 1.   Financial Statements

               Balance Sheets                                   3
               December 31, 1998, and June 30, 1998

               Statement of Income for three months             4
               and six months ended December 31, 1998
               and December 31, 1997

               Statement of Cash Flows for six months           5
               ended December 31, 1998 and December 31, 1997

               Notes to Consolidated Condensed Financial        6
               Statements

     Item 2.   Management's Discussion and Analysis of the      7
               Financial Condition and Results of Operations


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                               10

     Item 2.   Changes in Securities                           10

     Item 3.   Defaults Upon Senior Securities                 10

     Item 4.   Submission of Matters to Vote of Security
               Holders                                         10

     Item 5.   Other Information                               10

     Item 6.   Exhibits                                        10

     SIGNATURES                                                11

                          FORM 10-QSB

           TAYCO DEVELOPMENTS, INC. -  BALANCE SHEET

     ASSETS                                12/31/98      6/30/98
Current
  Cash                                   $   30,985    $   25,063
  Receivables - Affiliates, Current         131,558       123,745
  Prepaid Other Expenses                      7,665         4,422
    Total Current Assets                    170,208       153,230

Investments - Affiliate, at Equity        1,585,961     1,517,311
  Furniture and Equipment - at Cost          73,389        73,389
  Less:  Accumulated Depreciation            63,908        62,108
                                          1,595,442     1,528,592
Other Assets
  Patents, Net                              127,159       131,089
  Receivables - Affiliates, Long-term           -0-           -0-
  Cash Value - Life Insurance, Net           56,780        56,780
            Total Other Assets              183,939       187,869

TOTAL ASSETS                             $1,949,589    $1,869,691

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Payables - Trade                         $    -0-      $    -0-
  Payables - Affiliate                          -0-           -0-
  Current Portion of Long Term Debt          31,720        33,437
  Accrued Income Taxes                        6,500         4,543
  Accrued Expenses                            5,168        17,375
    Total Current Liabilities                43,388        55,355
  Long-term Debt                                -0-        14,411
  Deferred Income Taxes                       3,100         3,100


Stockholders' Equity
  Common Stock, par value $.05
  per share, 1,000,000 shares
  authorized,  990,213 issued
  and outstanding                            49,696        49,696
  Paid - In Capital                         670,605       670,605
  Retained Earnings                       1,188,429     1,082,153
                                          1,908,730     1,802,454

Less: Cost of Treasury Stock 3,709
        Shares at Cost                        5,629         5,629
   Total Stockholders' Equity             1,903,101     1,796,825

   Total Liabilities and Stockholders'
     Equity                              $1,949,589    $1,869,691

                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
           CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                Six Months        Three Months
                                Ended 12/31        Ended 12/31

                               1998     1997      1998    1997
NET SALES
 Royalties                  $ 74,801 $ 62,663  $ 37,175 $ 29,949
 Research and Development    133,618  151,786    67,716   76,174
      Total Revenues         208,419  214,449   104,891  106,123

EXPENSES
 Research and Development     73,764   70,164    36,777   34,562
 Selling, General
   Administrative             75,288   70,733    41,626   37,703
 Amortization - Patents        7,800    7,500     3,900    3,750
      Total Expenses         156,852  148,397    82,303   76,015

      Operating Income        51,567   66,052    22,588   30,108


OTHER INCOME/(EXPENSE)         2,259      600     1,433     (200)
Income Before Provision for
   Income Taxes and Equity in
   Net Income of Affiliates   53,826   66,652    24,021   29,908

Provision for Income Taxes    16,200   20,000     7,200    9,000

Net Income before Equity in
   Net Income of Affiliates   37,626   46,652    16,821   20,908

Equity in Net Income of
   Affiliates                 68,650   55,890    36,185   31,480

Net Income                  $106,276 $102,542   $53,006  $52,388

Net Income per Share        $   .107 $   .104   $  .054  $  .053

                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
                     STATEMENT OF CASH FLOW



                                     SIX MONTHS ENDED DECEMBER 31

                                           1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                             $ 106,276      $ 102,542
     Adjustments to Reconcile Net
     Income to Net Cash Provided by
     Operating Activities:
     Amortization - Patents                 6,000          7,000
     Equity in Net Income of Affiliates   (68,650)       (55,890)
 Changes in:
     Receivables - Affiliates             ( 7,813)       ( 21,490)
     Prepaid Expenses                     ( 3,243)        11,689
     Payables - Trade                         -0-            -0-
              - Affiliates                    -0-            -0-
     Accrued Income Taxes                   1,957          3,771
     Accrued Expenses                     (12,207)       ( 5,932)
     Amounts due to Stockholder           (16,128)       (15,256)
     Net Property, Plant & Equipment        1,800            781
   Net Cash Provided by Operating
     Activities                             7,992         27,215

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Patents                 ( 2,070)       (23,771)
   Net Increase in Cash                     5,922          3,444
Cash Balance, Beginning of Period          25,063         24,006
Cash Balance, End of Period             $  30,985      $  27,450

                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT



1. In opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1998 and December 31, 1997 and the results of operations for the three months and six months then ended.

2. There is no provision nor shall there be any provision for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3. For the three and six month periods ended December 31, 1998 and December 31, 1997, the profit was divided by 990,213 to calculate the earnings per share.

4. The results of operations for the three and six month periods ended December 31, 1998, are not necessarily indicative of the results to be expected for the full year.

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

     A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

                             Comparisons of six months ended
                          December 31, 1998 vs. December 31, 1997
                                     Increase  (Decrease)


Royalties                                 $ 12,138

Research and Development Revenue           (18,168)

R&D Expense                                  3,600

SG&A                                         4,555

Amortization                                   300

Operating Income                           (14,485)

Other Income (Expense)                       1,659

Income Before Taxes and Equity in
  Affiliates                               (12,826)

Provision for Taxes                        ( 3,800)

Equity in Affiliates                        12,760

Net Income                                $  3,734

                           FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
                 MANAGEMENT'S DISCUSSION (CONT'D)



SIX MONTHS YEAR-TO-DATE

     For the first six months of Fiscal Year 1999 (YTD99), the Company posted improved Net Income as higher Income From Affiliates more than offset a reduction in internally generated income. Total Revenues declined from $214,449 for the first six months of Fiscal Year 1998 (YTD98) to $208,419, the net result of improved Royalties and lower Research and Development billings. The reduced R&D billings are a direct reflection of the Company's efforts to concentrate on patent-producing internal projects. Total expenses increased in YTD99 to $156,852 from $148,397 in YTD98, an increase which also resulted from costs for materiel and personnel attributable to the increased emphasis on internal projects. With the tax rate remaining stable between the two periods being compared, Net Income before Equity in Net Income of Affiliates for YTD99 was $37,626 compared to $46,652 for YTD98.

     Equity in Net Income of Affiliates improved to $68,650 in YTD99 from $55,890 for YTD98 as the Company's affiliate, Taylor Devices, posted improved results based primarily on higher realized gross margins. At 12/31/98, the Company reported Net Income of $106,276 and $.107 per share, a 3.6 percent improvement over $102,542 and $.104 for YTD98.



THREE MONTHS ENDED DECEMBER 31, 1998

     For the second quarter of Fiscal Year 1999 (QII99), the results and discussion items are almost identical to the six month period compared above. Total Revenues for the period came to $104,891, down slightly from the $106,123 reported for the second quarter of Fiscal Year 1998 (QII98), the net result of improved Royalties and lower R&D revenues. Total Expenses for the period amounted to $82,303, up from $76,015 in QII98 due to the same factors referenced in the section above. With no change in the tax rate between the two periods, the Net Income before Equity in Net Income of Affiliates for QII99 was $16,821 compared to $20,908 for QII98. Equity in Net Income of Affiliates improved from $31,480 in QII98 to $36,185 for QII99. Net Income and Earnings Per Share improved slightly in QII99 to $53,006 and $.054 from $52,388 and $.053 in QII98.

                           FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
                 MANAGEMENT'S DISCUSSION (CONT'D)


     The Company's engineers have focused on a number of potentially favorable projects in Fiscal Year 1999, primarily in the defense/aerospace and infrastructure market sectors. Primary among them are: a new concept for a commercial off-the-shelf (COTS) damping system using four tension/compression (T/C) units instead of the current two; development of T/C units for use in missile cannisters; cost-plus, time and material type efforts for an experiment scheduled for a 1999 Space Shuttle mission; improved isolation for navigation devices, and adaptations of current products to meet the requirements of a large-scale bridge project located off-shore.

     At the mid-way point of Fiscal Year 1999, Management anticipates that results for the full year will continue to be positive.


YEAR 2000 DISCLOSURE

     The Company is aware of issues the year 2000 (Y2K) presents. Management has reviewed all software, hardware and telecommunications systems with an outside consultant to determine whether any of the Company's information technology (IT) systems were in need of conversion. The Company's IT systems have been purchased within the last few years and generally uses "off-the-shelf" software. Being relatively new, all systems are believed to be Y2K compliant. The recent updating has resulted in fewer expenses to anticipate for future Y2K project needs. The historical and estimated costs of any portion of the Y2K project have been and are expected to remain minimal.

     The Company's transfer agent and SEC filing agent, Taylor Devices, Inc. notified the Company of a potential IT problem with respect to the method used to communicate with clearing houses, depositories and the SEC. At this time, the Company has been assured that an upgraded system should be in place by mid year of calendar 1999. The Company will continue to monitor the progress.

     Management believes the Company is substantially Y2K compliant with respect to its sales, administration, and general operations. However, there can be no guarantee that the systems of other companies on which the Company's systems may rely will be converted on a timely basis or that a failure to convert by another company, or a conversion that is incompatible with the Company systems would not have a material impact on the Company. The Company believes that all areas could temporarily function by manual methods of operation.


                           FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
                 MANAGEMENT'S DISCUSSION (CONT'D)



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


     ITEM 2   Changes in Securities - None


     ITEM 3   Defaults Upon Senior Securities - None


     ITEM 4   Submission of Matters to Vote of Securities Holders

              1.  The Annual Meeting of Shareholders was held on
     November 5, 1998 and the Company had 990,213 shares outstanding at the record date of September 23, 1998. A total of 862,124 proxies were cast . Management's proposed slate of Directors received the following voting results:

                                        VOTES
                                       WITHHELD       VOTES
                                       /AGAINST        FOR

              Douglas P. Taylor         12,043       850,081
              David A. Lee              11,812       850,312
              Joseph P. Gastel          10,542       851,582
              Paul L. Tuttobene         11,812       850,312
              Janice M. Nicely          10,365       851,759


     ITEM 5   Other Information - None

     ITEM 6   Exhibits - None



                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.




                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



TAYCO DEVELOPMENTS, INC.
(Registrant)





By    /s/Douglas P. Taylor                    Date 2/10/99
     Douglas P. Taylor
     Chairman of the Board of Directors
     President
     (Principal Executive Officer)


          AND



By    /s/Kenneth G. Bernstein                  Date 2/10/99
     Kenneth G. Bernstein
     Chief Accounting Officer