Form 10QSB
period 1999-03-31
TAYCO DEVELOPMENTS INC
filed 1999-05-10
CIK 894952

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
                          FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


               For quarter ended March 31, 1999

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



           CLASS                    Outstanding at March 31, 1999
Common Stock ($.05 par value)                  990,213

                          FORM 10-QSB
                TAYCO DEVELOPMENTS, INC. - INDEX


PART I - FINANCIAL INFORMATION

                                                         PAGE NO.

     Item 1.   Financial Statements

               Balance Sheets                                   3
               March 31, 1999, and June 30, 1998

               Statement of Income for three months and         4
               nine months ended March 31, 1999 and
               March 31, 1998

               Statement of Cash Flows for nine months          5
               ended March 31, 1999 and March 31, 1998

               Notes to Consolidated Condensed Financial        6
               Statements

     Item 2.   Management's Discussion and Analysis of the      7
               Financial Condition and Results of Operations


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                               11

     Item 2.   Changes in Securities                           11

     Item 3.   Submission of Matters to Vote of Security       11
               Holders

     Item 4.   Other Information                               11

     Item 5.   Exhibits                                        11

     SIGNATURES                                                12

                          FORM 10-QSB

           TAYCO DEVELOPMENTS, INC. -  BALANCE SHEET

     ASSETS                             3/31/99          6/30/98
Current
  Cash                               $     34,067      $    25,063
  Receivables - Affiliates, Current       153,069          123,745
  Prepaid Other Expenses                    7,532            4,422
    Total Current Assets                  194,668          153,230
Investments - Affiliate, at Equity     1,624,226        1,517,311
  Furniture and Equipment - at Cost       73,389           73,389
Less:  Accumulated Depreciation           64,808           62,108
                                       1,632,807        1,528,592
Other Assets
  Patents, Net                           129,073          131,089
  Receivables - Affiliates, Long-term     - 0 -            - 0 -
  Cash Value - Life Insurance, Net        56,780           56,780
      Total Other Assets                 185,853          187,869

TOTAL ASSETS                          $ 2,013,328      $ 1,869,691

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Payables - Trade                   $    - 0 -       $    - 0 -
  Payables - Affiliate                    - 0 -            - 0 -
  Current Portion of Long Term Debt       23,656           33,437
  Accrued Income Taxes                     6,622            4,543
  Accrued Expenses                        12,693           17,375
    Total Current Liabilities             42,971           55,355
  Long-term Debt                          - 0 -            14,411
  Deferred Income Taxes                    3,100            3,100

Stockholders' Equity
  Common Stock, par value $.05
  per share, 1,000,000 shares
  authorized,  990,213 issued             49,696           49,696
  Paid - In Capital                       670,605          670,605
  Retained Earnings                     1,252,585        1,082,153
                                       1,972,886        1,802,454
Less: Cost of Treasury Stock
        3,709 shares at Cost               5,629            5,629
   Total Stockholders' Equity          1,967,257        1,796,825
                                     $ 2,013,328      $ 1,869,691

                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
           CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                Nine Months      Three Months
                                Ended 3/31        Ended 3/31

                               1999     1998     1999     1998
NET SALES
Royalties                    $128,507  104,028  $53,706   41,365
Research and Development      179,005  227,105   45,387   75,319
 Total Revenues               307,512  331,133   99,093  116,684

EXPENSES
Research and Development      106,376  106,872   32,612   36,708
Selling, General
 Administrative               101,390  103,585   26,102   32,852
Amortization - Patents         11,700   11,250    3,900    3,750
 Total Expenses               219,466  221,707   62,614   73,310

 Operating Income              88,046  109,426   36,479   43,374

OTHER INCOME/(EXPENSE)          2,471    1,640      212    1,040
 Income Before Provision for
 Income Taxes and Equity in
 Net Income of Affiliates      90,517  111,066   36,691   44,414

Provision for Income Taxes     27,000   33,000   10,800   13,000

Net Income before Equity in
 Net Income of Affiliates      63,517   78,066   25,891   31,414

Equity in Net Income of
 Affiliates                   106,915   93,117   38,265   37,227

Net Income                   $170,432  171,183  $64,156   68,641
Net Income per Share         $   .172     .173  $  .065     .069

                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
           STATEMENT OF CHANGES IN FINANCIAL POSITION




                                       NINE MONTHS ENDED MARCH 31
                                              1999       1998
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                            $ 170,432     $ 171,183
   Adjustments to Reconcile
     Net Income to Net Cash
     Provided by Operating
     Activities:
     Amortization - Patents                  9,000         7,650
      Equity in Net Income of Affiliates   (106,915)      (93,117)

Changes in:
     Receivables - Affiliates              (29,324)      (52,375)
      Prepaid Expenses                      (3,110)       14,069
      Payables - Trade                       - 0 -        - 0 -
              - Affiliates                   - 0 -        - 0 -
     Accrued Income Taxes                    2,079         8,656
     Accrued Expenses                       (4,682)       (1,054)
      Amounts due to Stockholder           (24,192)      (22,858)
   Net Cash Provided by Operating
     Activities                             13,288        32,154

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of Patents/PPE             (4,284)      (27,928)
     Net Increase in Cash                    9,004         4,226
Cash Balance, Beginning of Period           25,063        24,006
Cash Balance, End of Period               $ 34,067      $ 28,232

                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT



1. In opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1999 and March 31, 1998 and the results of operations for the three months and nine months then ended.

2. There is no provision nor shall there be any provision for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3. To calculate the earnings per share for the three and nine month periods ended March 31, 1999 and March 31, 1998, the profit was divided by the outstanding shares of 990,213.

4. The results of operations for the three and nine month periods ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

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

     A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:
                                Comparisons of nine months ended
                                March 31, 1999 vs. March 31, 1998
                                          Increase  (Decrease)

Royalties                                     $  24,479

Research and Development Revenue                (48,100)

R&D Expense                                        (496)

SG&A                                             (2,195)

Amortization                                        450

Operating Income                                (21,380)

Other Income (Expense)                              831

Income Before Taxes and Equity in Affiliates    (20,549)

Provision for Taxes                              (6,000)

Equity in Affiliates                             13,978

Net Income                                         (571)

                           FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
                 MANAGEMENT'S DISCUSSION (CONT'D)


     Financial results remained steady and positive for the nine month period ending March 31, 1999 as the Company continues to focus increasingly on internal research efforts.

NINE MONTH RESULTS

     For the nine month period ending March 31, 1999, total Revenues were $307,512 compared to $331,133 for the same period in Fiscal Year 1998. A $24,479 increase in royalties, attributable to increased shipments by the Company's affiliate, Taylor Devices ("Devices"), was offset by a decline in Research and Development ("R&D") revenues. As referenced in earlier reports, the Company's engineering staff, while continuing to support Devices' efforts, continues to direct an increasing proportion of its time to internal projects, which will be described later in this section. Total Expense performance improved for this period totaling $219,466 versus $221,707 for the same period in 1998. Savings in administrative areas such as insurance and professional fees offset increases in personnel related areas. Equity in the Net Income of Affiliates showed a 14.8% increase of $93,117 for this period in 1998 to $106,915 in 1999 as Devices continued to post improved results for its fiscal year. Improved Income from Affiliates offset the results from Internal Operations as Net Income for the same period, of $170,432 or $.172 per share in 1999 is compared to $171,183 or $.173 for 1998.


THREE MONTH RESULTS

     Results for the three months ending March 31, 1999 paralleled the full-year results described above. Revenues went from $116,684 in the comparable period for 1998 to $99,093 in 1999, the net result of improved Royalties of $53,706 vs. $41,365 and diminished R&D Income of $45,387 vs. $75,319. Operating Expenses improved from a level of $73,310 in the third quarter of 1998 to $62,604 in 1999, reflecting the savings referenced in the paragraph above. There were no significant changes in the Other Income category, Estimated Tax Rate or Equity in the Net Income of Affiliates. Net Income for the current period was $64,156 or $.065 per share compared to $68,641 or $.069 per share for the same period in 1998.

                           FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
                 MANAGEMENT'S DISCUSSION (CONT'D)


REMAINDER OF FY99

     Management believes the Company is on track for another year of solid financial results and technical progress. The Company's affiliate, Devices', is currently completing the initial orders utilizing the Company's toggle-brace technology and the potential for additional orders remains positive. Since the last filing, a major aerospace/defense contractor has received the required approvals on a new navigation system utilizing the Company's technology and has placed a pre-production order with Devices. There is also activity outside of the aerospace/defense market. Work is proceeding on isolation systems protecting large but fragile pieces of equipment while in transit. The Company's engineers are also reporting steady progress with respect to the development of Tayco's new flat damper technology.

     With the Company and its affiliate, Devices, projecting good results for the Fiscal Year 1999, and with the Company's technical and financial operations remaining in a strong, stable condition, Management believes that final results for Fiscal Year 1999 will be positive and similar to those posted in Fiscal Year 1998.


YEAR 2000 DISCLOSURE

     Certain statements included in this discussion regarding the Company's Year 2000 (Y2K) compliance are forward looking statements. These include management's best estimates for completion dates for certain priorities. Specific factors that might cause material differences include, but are not limited to the ability to locate and correct, if needed, any relevant software and embedded components or the compliance of third parties. The Company's assessments of the effects of Y2K on the Company are based, in part, upon the information received from third parties and the Company's reliance on such information. Consequently, the risk that inaccurate information has been supplied by a third party upon which the Company may rely, must be considered as a risk factor that could affect the Company's Y2K efforts.

     The Company is continuing to address and analyze its situation with respect to Y2K issues. As previously reported, the Company's primary software is an off-the-shelf, widely used, product designed to accommodate the Y2K problem. Should a failure occur, it could result in some unknown level of inconvenience until the software is modified or replaced. The Company's computers have been tested for functionality after January 1, 2000, and modifications were made where required.

The Company's transfer agent and SEC filing agent, Taylor Devices, Inc., notified the Company of a potential information technology
(IT) problem with their shareholder communications system. They have hired an outside computer programing consultant to implement a new program that will meet Y2K requirements. The program was installed during the first quarter of calendar 1999 and Devices anticipates final testing by 1999 fiscal year end.

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



TAYCO DEVELOPMENTS, INC.
(Registrant)





By  /s/Douglas P. Taylor                       Date   5/07/99
     Douglas P. Taylor
     Chairman of the Board of Directors
     President
     (Principal Executive Officer)

          AND





By /s/Kenneth G. Bernstein                     Date   5/07/99
     Kenneth G. Bernstein
     Chief Accounting Officer