Form 10KSB/A
period 1999-06-30
TAYCO DEVELOPMENTS INC
filed 1999-09-22
CIK 894952

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 10-KSB

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year Commission file number 2-15966

ended June 30, 1999

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

Yes X No ________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB. [ X ] N/A

The aggregate market value of the common stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the bid and asked price on September 1, 1999 was $958,905. In addition to shares excluded by affiliates, this calculation also excludes shares of the registrant's common stock that are held by Schedule 13D filers.

The number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

Class Outstanding at September 27, 1999

Common Stock, $.05 par value 990,213