Form 10KSB
period 1999-06-30
TAYCO DEVELOPMENTS INC
filed 1999-09-23
CIK 894952

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

PART I 3

ITEM 1. DESCRIPTION OF BUSINESS 3

ITEM 2. DESCRIPTION OF PROPERTY 5

ITEM 3. LEGAL PROCEEDINGS 5

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF

SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . 5

PART II 6

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS 6

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATION . 6

ITEM 7. FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH

ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ... . . . . . . 8

PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS

AND CONTROL PERSONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

ITEM 10. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

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

Distribution

The Company does not use sales representatives or distributors because the majority of its work is performed under contract with Devices.

Competition

The Company faces no significant competition due to the nature of its patented products, and the subcontracting arrangement with Devices.

Raw Materials and Supplies

No raw materials are used in the Company's business and supplies are readily available.

Patents, Trademarks and Licenses

Under the License Agreement, the Company granted Devices preferential rights to market, in the United States and Canada, all existing and future inventions and patents owned by the Company. The term of the License Agreement is the life of the last-to-expire patent on which Devices is paying royalties, which is August 10, 2017. Devices pays a 5% royalty to the Company on sales of items sold and shipped. During fiscal 1999, Devices incurred royalties to the Company of $181,810. Payments are required to be made quarterly without interest; payments are current. No other allocation of expenses is made from the Company to Devices.

The License Agreement also provides for the Company to pay Devices 10% of the gross royalties received from third parties who are permitted to make, use and sell machinery and equipment under patents not subject to the License Agreement, and apparatus and equipment subject to the License Agreement but modified by Devices, with rights to such modification having been assigned to the Company. No royalties were received in 1999. Royalties, if any, are paid quarterly. Under the License Agreement, royalties are also paid to Douglas P. Taylor. See Item 10. "Executive Compensation."

The Company holds approximately 33 patents expiring at different times until the year 2017. In fiscal 1999, royalty income from the patents accounted for 41.9% of the Company's income.

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

Dependence Upon Customers/Terms of Sale/Sales Backlog

The Company's current business is almost totally dependent on Devices. In fiscal 1999, 100% of sales were to Devices in the form of both direct and subcontracted project engineering. Terms of sale are normally net 30 days, with purchase orders issued on a "cost plus" basis. Work is subcontracted from Devices as needed, and consequently there is no backlog. All contract arrangements are at arm's length and are at terms no less favorable to the Company than if made to an independent third party.

Government Contracts

The Company has proposals pending with the federal government, but no assurances can be given that any contracts will be forthcoming.

Research and Development

The Company engages in R&D in connection with the design of products that are sold by Devices. "Patents, Trademarks and Licenses." The Company's income from R&D was $252,173 and $296,116 for fiscal years 1999 and 1998, respectively.

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

Employees

As of June 30, 1999, the Company had three full time employees, which does not include executive officers.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases approximately 800 square feet of office space from Devices pursuant to a three year Lease Agreement between the Company and Devices entered into on July 1, 1997, at a base rental of $10,000 per year. This Lease Agreement replaces a former lease arrangement on virtually identical terms. The Lease Agreement can be canceled by a 90 days' written notice to the other party. Rental payments for fiscal 1999 totaled $10,000. The total rent paid by the Company is determined in accordance with the base rental, and is subject to adjustment for increases in taxes, maintenance costs and for utilization of additional space by the Company. The real property utilized by the Company is in good condition, adequate for present operations and adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's common stock is traded over the counter and is listed by the National Quotation Bureau ("NQB").

The market prices noted below for fiscal years 1999 and 1998 were obtained from the NQB and represent estimated prices between dealers, without retail mark-up, mark-down or commission. Prices do not necessarily represent actual transactions because trades in the Company's shares are sporadic.

Fiscal 1999 Fiscal 1998

High Low High Low

First Quarter 2.75 2.00 3.75 3.25

Second Quarter 2.125 1.500 3.125 2.75

Third Quarter 1.875 1.3125 2.875 2.50

Fourth Quarter 2.8750 2.3750 3.00 2.6875

Holders

As of September 1, 1999, the approximate number of holders of record of common stock of the Company was 503. Due to a significant number of shares of the Company's common stock held in street name, the Company believes that the total number of beneficial owners of its common stock exceeds 1,000.

Dividends

There are no restrictions on the payment of either cash or stock dividends, but no dividends were declared in fiscal years 1999 or 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain matters discussed in this section and elsewhere in this report, which are not historical facts, are forward-looking statements. As such, these statements involve risk and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competition, pricing pressures, the need for the Company to keep pace with customer needs and technological developments, and other factors.

The Company recorded record high Revenue, Operating Income and Net Income figures in FY99, with contributions coming from both the operational and affiliate segments.

Total Revenues for FY99 were $433,983, up slightly from the figure of $432,510 for FY98. Within this total figure, Royalties increased to a record-high level of $181,810 compared to a total of $136,394 for FY98 as the Company's affiliate, Devices, posted its highest shipment figure ever, with a product mix favorable to the Company. Research and Development income declined in FY99, from the level of $296,116 for FY98 to $252,173, a change that continues to reflect the Company's increasing concentration on internally directed efforts.

The Total Operating Expense figure improved by approximately $9,200 in FY99. Efficiencies in the Selling, General and Administrative area, due primarily to lowered insurance expenditures, exceeded $22,000, more than offsetting $13,000 of increased Research and Development expenses. With the improved Total Revenue and Operating Expenses figures, the FY99 Operating Income, at $144,474 was $10,651 higher than the FY98 Operating Income of $133,823.

Interest Expense declined by approximately $4,000 as the Company neared the end of its obligation on its sole interest-bearing commitment. Taxes increased by $6,750 as a function of higher earnings and a slightly higher marginal rate than experienced in FY98. Income Before Equity In Net Income of Affiliates improved by 10.8% in FY99, totaling $97,461 compared to $89,606 in FY98.

The FY99 figure for Equity in Net Income of Affiliates was $195,517, an increase of $68,177 and 53.5% over the FY98 figure of $127,340. This record-high figure of $195,517 reflects the Company's shares of Devices' record profits in FY99, and a small, but steady contribution from the Company's other affiliate, Tayco Realty Corporation ("Tayco Realty").

The contribution of record high operating income and record high affiliate income resulted in a record high Net Income to the Company in FY99. The $292,978 figure is approximately 35% better than the FY98 Net Income of $216,946 and 14% higher than the Company's previous high figure of $257,127, set in FY96. Earnings per share for FY99 rose about $.08 per share, from $.219 in FY98 to $.296 for FY99.

The Company's Balance Sheet reflects the continuing stability experienced in FY99. The only item of note is the dwindling of the long term debt, which will be paid in full prior to the end of calendar year 1999.

For the upcoming year, FY00, Management anticipates that the Company's operations will continue to be profitable and that the Company's affiliates will continue to produce equity income for the Company. The Company's management, and that of the Company's affiliates, continue to seek opportunities which will produce Research and Development revenue in the short term and Royalty revenue in the long term. However, the timing and ultimate finalization of these opportunities is generally not within the control of the Company's management and cannot be relied upon as a basis for predicting specific results. The Company's engineers are currently engaged in numerous projects, both internally and externally generated, involving new concepts and upgrades of existing technologies in military applications, civil engineering and commercial motion control. At this time, management is not able to establish what contributions, if any, these efforts will make to the financial results for FY00.

For FY00, and the immediate future, the Company has no plans for expanding its operations, acquiring any capital equipment, or seeking any acquisitions that would require it to raise any incremental funds.

Year 2000

Certain statements included in this discussion regarding the Company's Year 2000 (Y2K) compliance are forward looking statements. These include management's best estimates for completion dates for certain priorities. Specific factors that might cause material differences include, but are not limited to, the ability to locate and correct, if needed, any relevant software and embedded components or the compliance of third parties. The Company's assessments of the effects of Y2K on the Company are based, in part, upon the information received from third parties and the Company's reliance on such information. Consequently, the risk that inaccurate information has been supplied by a third party upon which the Company may rely, must be considered as a risk factor that could affect the Company's Y2K efforts.

As previously reported, the Company's primary software is an off-the-shelf, widely used product, designed to accommodate the Y2K. Should a failure occur, it could result in some unknown level of inconvenience until the software is modified or replaced. The Company's computers have been tested for functionality after January 1, 2000, and modifications were made where required.

The Company's transfer agent and SEC filing agent, Devices, notified the Company of a potential information technology (IT) problem with their shareholder communications system. A new Y2K compliant program was installed during the first quarter of calendar 1999 and Devices completed a successful testing at the end of the second quarter of calendar 1999, and the Company should now be Y2K compliant.

Management believes the Company is substantially Y2K compliant with respect to its general operations. However, there can be no guarantee that the systems of other companies on which the Company's systems may rely on will be converted on a timely basis or that a failure to convert by another company, or a conversion that is incompatible with the Company systems would not have a material impact on the Company. The Company believes that all areas could temporarily function by manual methods of operation.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On April 9, 1998, upon the recommendation of the Audit Committee, the Board of Directors changed the Company's certified accountants from J.D. Elliott & Co. to Lumsden & McCormick, LLP for reasons of economy. There were no disagreements with the previous auditors, J.D. Elliott & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope, or any reportable event.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DOUGLAS P. TAYLOR, (51) is President and Chief Executive Officer of the Company since April 1991 and has been an executive officer since 1979, and a Director since 1972. Since 1976, and 1977, he has served as Director of Devices and Tayco Realty, respectively. Mr. Taylor is inventor/co-inventor on numerous U.S. Patents assigned to the Company, and is widely published within the fluid power, aerospace/defense, and structural engineering communities.

DAVID A. LEE, (68) has served as a Vice President of the Company since April 1991, and a Director since November 1991. Dr. Lee has served as a consultant to Devices since 1974. He has a Ph.D. and M.E. degree in mechanical engineering from the University of Southern California at Los Angeles, and a B.S. degree in mechanical engineering from the California Institute of Technology.

JOSEPH P. GASTEL, (74) is a patent attorney and has served as a Director and Secretary of the Company and Devices since 1984.

PAUL L. TUTTOBENE, JR., (36) President of PLT Associates, a corporation which serves as a manufacturer's representative for the Company, has been a Director of the Company since November 1991. He has a B.S. degree in marketing from St. John Fisher College.

JANICE M. NICELY, (59) serves the Company and Devices as Shareholder Relations Manager and has been with the Company since 1980. Ms. Nicely has been a Director since November 1992.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation of the Company's Chief Executive Officer. No executive officer in the Company receives a salary.

SUMMARY COMPENSATION TABLE

ANNUAL

COMPENSATION

All Other

Name and Principal Compensation

Position Year Salary Total(1)

Douglas P. Taylor 1999 $0 $ 30,000

Chairman, President and 1998 $0 $ 24,000

Chief Executive Officer 1997 $0 $ 18,000

(1) The following is a summary of all other compensation paid or accrued:

Directors'

Fees Royalties(A) Total

Fiscal Year Ended 6/30/99 $ 2,250 $ 30,000 $ 32,250

Fiscal Year Ended 6/30/98 $ 4,000 $ 20,000 $ 24,000

Fiscal Year Ended 6/30/97 $ 3,000 $ 15,000 $ 18,000

(A) A Royalty Agreement with the Chief Executive Officer provides for a monthly payment of $2,500 ($30,000 per year).

In fiscal 1999, Directors' fees were increased by $250 per meeting so that each member of the Board of Directors received a fee of $1,000 for the first Board meeting attended, and $1,250 for the following Board meeting. The Secretary receives a fee of $2,250 per meeting for services in addition to his fee as a director. The Board of Directors met two times in fiscal 1999, with all directors present. The Company has no nominating, audit or other standing committee of the Board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of September 1, 1999, as to persons known by the Company to be the beneficial owners of more than five percent (5%) of the Company's common stock, as well as shares owned by the named Executive Officer, each director and all directors and executive officers as a group:

Amount of

Name and Address Direct/Indirect Percent of

of Beneficial Owner Ownership (4) Ownership (4)(5)

Taylor Devices, Inc. 228,317 (1) 23%

90 Taylor Drive

North Tonawanda, NY 14120

Bruce Paul 139,400 14.1%

1 Hampton Road

Purchase, NY 10577

Douglas P. Taylor 81,994 (2)(3) 8.2%

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

2. Douglas P. Taylor is a shareholder, a director, the President and CEO of Devices. The Taylor family owns or controls 173,317 shares in the Company, or approximately 17.5% of its common stock, including shares held by Mr. Taylor. Also included in this number are the shares held by Mr. Taylor's sister, Joyce Taylor Hill, who owns 8,511 shares in her name, and holds 34,674 shares as custodian for minor children. Richard G. Hill, her husband and the brother-in-law of Mr. Taylor, beneficially owns 4,800 shares. Mr. Hill is also a shareholder, director, and Vice President of Devices. Mr. Taylor's father, Paul H. Taylor, and his mother, Isabel B. Taylor, own 28,309 and 8,928 shares, beneficially or of record, respectively. Peter Cassel and his wife, Elaine Taylor Cassel, Mr. Taylor's sister, own 6,020 shares. Including shares beneficially owned by Messrs. Taylor and Hill in Devices, the Taylor family owns or controls 83,278 shares or 3% of the common stock of Devices.

3. Includes 38,642 shares held by Sandra Taylor, wife of Mr. Douglas P. Taylor, in custodial accounts for their minor children, and as to which Mr. Taylor disclaims any beneficial ownership.

4. In addition to information on the above table, on August 12, 1998, a Schedule 13D was filed with respect to the Company's stock that includes the following persons: Aries Hill Corp, 16,400 shares (1.656%); Brent Baird, 9,500 shares (.959%); Bridget B. Baird, as Successor Trustee, 5,000 shares (.505%); The Cameron Baird Foundation, 3,800 shares (.384%) and Jane D. Baird, 15,000 shares (1.515%) total of filing persons 49,700 shares (5.019%). According to a Schedule 13D Amendment dated August 10, 1998, these entities in the aggregate also own 543,900 shares (19.5%) of the Common Stock of Devices. The persons filing such Schedule 13D, rather than the Company or Devices, are responsible for the accuracy and completeness of such information.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Just as Devices is the largest single shareholder of the Company, similarly, the Company is the largest single shareholder of Devices, owning approximately 25% of Devices' outstanding common stock. See also Item 11. "Security Ownership of Certain Beneficial Owners and Management." The Company owns approximately 42% of Tayco Realty, with the remaining 58% owned by Devices. The Company rents space from Tayco Realty. See Item 2. "Description of Property."

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A. FILED AS PART OF THIS REPORT:

1. Financial Statements: See attached index.

Balance Sheet at June 30, 1999

Statements of Changes in

Stockholders' Equity for the

years ended June 30, 1999 and 1998

Statements of Income for the

years ended June 30, 1999 and 1998

Statements of Cash Flows for the

years ended June 30, 1999 and 1998

Notes to Financial Statements June 30, 1999

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

(10) Material contracts

(i) License Agreement between the registrant and Taylor Devices, Inc. dated November 1, 1959, incorporated by reference to exhibit (5) of Report on Form 8-K, dated September 30, 1992.

(ii) Rental Agreement dated July 1, 1997 between registrant and Taylor Devices, Inc. incorporated by reference to exhibit (10) (ii) of Annual Report on Form10-KSB dated September 19, 1997.

(11) Statement of Computation of Per Share Earnings

This computation appears in the Notes to Financial Statements.

(21) Subsidiaries of the Registrant

Tayco Realty Corporation, organized in New York on September 7, 1977. Tayco Realty Corporation is owned 42% by the registrant and 58% by Taylor Devices, Inc.

(23) Report and Consent of Independent Certified Public Accountants Reports on Form 8-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: September 10, 1999

TAYCO DEVELOPMENTS, INC.

(Registrant)

By: /s/ Douglas P. Taylor

Douglas P. Taylor,

President and Director

(Principal Executive Officer)

and

By: /s/ Kenneth G. Bernstein

Kenneth G. Bernstein,

Principal Financial and

Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Joseph P. Gastel By: /s/ David A. Lee

Joseph P. Gastel, Director David A. Lee, Director

By: /s/ Paul L. Tuttobene By: /s/ Janice M. Nicely

Paul L. Tuttobene, Director Janice M. Nicely, Director

CONSENT OF INDEPENDENT AUDITORS

Board of Directors of Tayco Developments, Inc.

We consent to the incorporation by reference in this Annual Report on Form 10-KSB (Commission File Number 2-15966) of Tayco Developments, Inc. of our report dated July 20, 1999, included in the June 30, 1999 Annual Report to Stockholders of Tayco Developments, Inc.

/s/ Lumsden & McCormick, LLP

LUMSDEN & McCORMICK, LLP

Buffalo, New York

August 13, 1999

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

Tayco Developments, Inc.

We have audited the accompanying balance sheets of Tayco Developments, Inc. as of June 30, 1999 and 1998, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tayco Developments, Inc. as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Lumsden & McCormick, LLP

Lumsden & McCormick, LLP

Buffalo, New York

July 20, 1999

TAYCO DEVELOPMENTS, INC.

Balance Sheets

June 30, 1999 1998

Assets

Current assets:

Cash $ 16,313 $ 1,797

Short-term investments 24,571 23,266

Receivable - affiliate, net (Note 8) 176,440 123,745

Prepaid expenses 5,810 4,422

_________ __________

223,134 153,230

Investments in affiliates, at equity

(Note 2) 1,712,828 1,517,311

Property and equipment, net (Note 3) 7,715 11,281

Other:

Patents, net 126,503 131,089

Cash value of life insurance, net

(Note 4) 66,098 56,780

__________ __________

192,601 187,869

__________ __________

$2,136,278 $1,869,691

========== ==========

Liabilities and Stockholders' Equity

Current liabilities:

Current portion of long-term debt

(Note 5) $ 14,411 $ 33,437

Accrued expenses 22,896 17,375

Accrued income taxes 6,768 4,543

__________ __________

44,075 55,355

Deferred income taxes (Note 6) 2,400 3,100

Long-term debt (Note 5) - 14,411

Stockholders' equity:

Common stock, $.05 par value, authorized

1,000,000 shares, issued 993,922 shares 49,696 49,696

Paid-in capital 670,605 670,605

Retained earnings 1,375,131 1,082,153

__________ __________

2,095,432 1,802,454

Treasury stock - 3,709 shares at cost (5,629) (5,629)

__________ __________

2,089,803 1,796,825

__________ __________

$2,136,278 $1,869,691

========== ==========

See accompanying notes.

TAYCO DEVELOPMENTS, INC.

Statements of Income

For the years ended June 30, 1999 1998

Revenues (Note 8)

Royalties $181,810 $136,394

Research and development 252,173 296,116 ________ ________

Total revenues 433,983 432,510

Operating expenses

Research and development 131,064 117,467

Selling, general and administrative 142,406 164,861

Depreciation 3,565 3,469

Amortization, patents 12,474 12,890 ________ ________

Total operating expenses 289,509 298,687

________ ________

Operating income 144,474 133,823

Interest, net 3,513 7,467

________ ________

Income before income taxes and equity

in net income of affiliates 140,961 126,356

Provision for income taxes (Note 6) 43,500 36,750

________ ________

Income before equity in net income

of affiliates 97,461 89,606

Equity in net income of affiliates (Note 2) 195,517 127,340

________ ________

Net income $292,978 $216,946

======== ========

Basic earnings per common share (Note 7) $ .30 $ .22 ======== ========

See accompanying notes.

TAYCO DEVELOPMENTS, INC.

Statements of Changes in Stockholders' Equity

For the years ended June 30, 1999 and 1998

Common Paid-in Retained Treasury

Stock Capital Earnings Stock

Balance, July 1, 1997 $49,696 $670,605 $ 865,207 $(5,629)

Net income for the year ended

June 30, 1998 - - 216,946 -

_______ ________ __________ ________

Balance, June 30, 1998 49,696 670,605 1,082,153 (5,629)

Net income for the year ended

June 30, 1999 - - 292,978 -

_______ ________ __________ ________

Balance, June 30, 1999 $49,696 $670,605 $1,375,131 $(5,629)

======= ======== ========== ========

See accompanying notes.

TAYCO DEVELOPMENTS, INC.

Statements of Cash Flows

For the years ended June 30, 1999 1998

Cash flows from operating activities:

Net income $ 292,978 $216,946

Adjustments to reconcile net income to net cash

flows from operating activities:

Depreciation and amortization 16,039 16,359

Equity in net income of affiliates (195,517) (127,340) Deferred income taxes (700) (250)

Changes in other current assets and current

liabilities:

Receivable - affiliate, net (52,695) (60,442) Prepaid expenses (1,388) 15,686 Accrued income taxes 2,225 4,543 Accrued expenses 5,521 6,306 _________ ________

Net cash flows from operating activities 66,463 71,808

_________ ________

Cash flows from investing activities:

Increase in short-term investments (1,305) (1,141)

Acquisition of property and equipment - (1,618)

Acquisition of patents (7,887) (29,579)

Increase in cash value of life insurance, net (9,318) (7,676)

_________ ________

Net cash flows for investing activities (18,510) (40,014)

_________ ________

Cash flows for financing activities:

Repayment of long-term debt (33,437) (31,878)

_________ ________

Net increase (decrease) in cash 14,516 (84)

Cash - beginning 1,797 1,881 _________ ________ Cash - ending $ 16,313 $ 1,797

========= ========

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

Short-term Investments:

Short-term investments consist of certificates of deposit with an original maturity of over three months.

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

Income Taxes:

The provision for income taxes is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax and financial statement bases of assets and liabilities. Temporary differences arise from using different methods of accounting for depreciation.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Investments in Affiliates:

1999 1998

Investment, at cost

Devices (25% ownership) $ 375,866 $ 375,866 Tayco Realty (Realty) (42% ownership) 102,400 102,400

___________ ___________

478,266 478,266

Cumulative equity in net income of the

Affiliates 1,234,562 1,039,045

___________ ___________

$ 1,712,828 $ 1,517,311

=========== ===========

Equity in net income of affiliates consisted of the following:

1999 1998

Devices $ 165,981 $ 106,337 Realty 29,536 21,003

___________ ___________

$ 195,517 $ 127,340

=========== ===========

The cost of the investments in the affiliates exceeded the Company's share of the underlying book value of net assets of these affiliates by $143,667 at the various dates of acquisition, and this excess ($63,383 balance at June 30, 1999) is being amortized on a straight-line basis over 40 years, by reducing reported equity in net income of affiliates. Amortization of this excess cost was $4,481 for the years ended June 30, 1999 and 1998. The common shares of Realty and approximately 57% of the common shares of Devices owned by the Company are unregistered and, therefore, their marketability is limited.

Following is a summary of the consolidated financial position and results of operations of these affiliates:

1999 1998

Balance sheet:

Current assets $ 7,035,494 $ 6,631,733 Property and equipment, net 2,705,563 2,917,808 Other 609,668 570,134

___________ ___________

$10,350,725 $10,119,675

=========== ===========

Current liabilities $ 2,792,071 $ 3,069,688 Noncurrent liabilities 1,682,722 1,973,624 Stockholders' equity 5,875,932 5,076,363

___________ ___________

$10,350,725 $10,119,675

=========== ===========

Income statement:

Sales, net $11,145,309 $10,234,022

=========== ===========

Net income $ 711,672 $ 462,223

=========== ===========

3. Property and Equipment:

1999 1998

Laboratory equipment $ 24,511 $ 24,511

Shop equipment 34,249 34,249 Furniture and fixtures 14,629 14,629

___________ ___________

73,389 73,389

Less accumulated depreciation 65,674 62,108

___________ ___________

$ 7,715 $ 11,281

=========== ===========

Depreciation expense was $3,566 and $3,469 for the years ended June 30, 1999 and 1998.

4. Cash Value of Life Insurance:

1999 1998

Cash values $ 139,793 $ 130,424 Less policy loans 73,695 73,644

___________ ___________

$ 66,098 $ 56,780

=========== ===========

Interest on outstanding policy loans is payable at 6% per annum.

Long-Term Debt:

1999 1998

Unsecured loan payable to a former

officer/stockholder of the Company,

monthly principal and interest installments

of $2,917, with interest at 4.8%, payable

through December 1999. $ 14,411 $ 47,848

Less current portion 14,411 33,437

__________ ___________

$ - $ 14,411

========== ===========

Provision for Income Taxes:

1999 1998

Current tax provision:

Federal $ 33,100 $ 27,200 State 11,100 9,800

__________ ___________

44,200 37,000

Deferred tax provision:

Federal (600) (170) State (100) (80)

__________ ___________

(250)

__________ ___________

$ 43,500 $ 36,750

========== ===========

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

1999 1998

Computed tax at the expected statutory rate $ 47,927 $ 42,961

State tax (c) net of Federal tax benefit 7,260 6,415

Effect of graduated Federal rates (11,687) (12,626)

__________ ___________

$ 43,500 $ 36,750

========== ===========

7. Basic Earnings Per Common Share:

Basic earnings per common share have been computed based upon the weighted average of common shares outstanding during the year. The number of shares used in the computation of basic earnings per share was 990,213 for the years ended June 30, 1999 and 1998.

8. Related Party Transactions:

Royalty revenues were earned from Devices for the use of Company patents in its manufacturing operations.

Research and development revenues were earned from services performed by Company research engineers for Devices.

The Company leases office and laboratory facilities from Devices at a current annual rental of $10,000. Rental expense under the lease was $10,000 for the years ended June 30, 1999 and 1998.

9. Fair Value of Financial Instruments:

The carrying amounts of cash, receivables, other accrued expenses and long-term debt approximate fair value because of the short maturity of these instruments.

10. Cash Flows Information:

Net cash flows from operating activities reflect cash payments for interest and income taxes for the years ended June 30, 1999 and 1998 as follows:

1999 1998

Interest $ 5,318 $ 8,608

========== ===========

Income taxes $ 41,975 $ 19,386

========== ===========