Form 10QSB
period 1999-09-30
TAYCO DEVELOPMENTS INC
filed 1999-10-27
CIK 894952

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
                          FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For quarter ended September 30, 1999

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

        CLASS                    Outstanding at September 30, 1999
    Common Stock                             990,213
  ($.05 par value)

                          FORM 10-QSB
                TAYCO DEVELOPMENTS, INC. - INDEX


PART I - FINANCIAL INFORMATION

                                                         PAGE NO.

     Item 1.   Financial Statements

               Balance Sheets                                   3
               September 30, 1999, and June 30, 1999

               Statement of Income for three months             4
               ended September 30, 1999 and
               September 30, 1998

               Statement of Cash Flows for three months         5
               ended September 30, 1999 and
               September 30, 1998

               Notes to Condensed Financial Statements          6

     Item 2.   Management's Discussion and Analysis of          7
               the Financial Condition and Results of
               Operations


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                               10

     Item 2.   Changes in Securities                           10

     Item 3.   Defaults Upon Senior Securities                 10

     Item 4.   Submission of Matters to Vote of Security       10
               Holders

     Item 5.   Other Information                               10

     Item 6.   Exhibits                                        10

     SIGNATURES                                                11


                          FORM 10-QSB

           TAYCO DEVELOPMENTS, INC. -  BALANCE SHEET

     ASSETS                            9/30/99          6/30/99
Current
  Cash                               $      29,230      $    40,884
  Receivables - Affiliates, Current       197,672          176,440
  Prepaid Other Expenses                   10,398            5,810
    Total Current Assets                  237,300          223,134
Investments - Affiliate, at Equity      1,743,878        1,712,828
  Furniture and Equipment - at Cost       73,389           73,389
Less:  Accumulated Depreciation           66,574           65,674
                                       1,750,693        1,720,543
Other Assets
  Patents, Net                           132,091          126,503
  Receivables - Affiliates, Long-term     - 0 -            - 0 -
  Cash Value - Life Insurance, Net        66,098           66,098
      Total Other Assets                 198,189          192,601

TOTAL ASSETS                        $  2,186,182      $ 2,136,278


     LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Payables - Trade                  $     - 0 -       $    - 0 -
  Payables - Affiliate                    - 0 -            - 0 -
  Current Portion of Long Term Debt        5,897           14,411
  Accrued Income Taxes                     8,047           22,896
  Accrued Expenses                        25,741            6,768
    Total Current Liabilities             39,685           44,075
  Long-term Debt                              -0-              -0-
  Deferred Income Taxes                    2,400            2,400

Stockholders' Equity
  Common Stock, par value $.05
  per share, 1,000,000 shares
  authorized,  990,213 issued             49,696           49,696
  Paid - In Capital                      670,605          670,605
  Retained Earnings                    1,429,425        1,375,131
                                       2,149,726        2,095,432
Less: Cost of Treasury Stock
        3,709 shares at Cost               5,629            5,629
   Total Stockholders' Equity          2,144,097        2,089,803
                                     $ 2,186,182      $ 2,136,278

                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
           CONSOLIDATED CONDENSED STATEMENT OF INCOME



                                  THREE MONTHS ENDED SEPTEMBER 30



                                        1999             1998

NET SALES
   Royalties                        $   52,893       $   37,626
   Research and Development             67,340           65,902
         Total Revenues                120,233          103,528

EXPENSES
   Research and Development             41,975           36,987
   Selling, General Administrative      36,898           33,662
   Amortization - Patents                4,200            3,900
         Total Expenses                 83,073           74,549


         Operating Income               37,160           28,979


OTHER INCOME/(EXPENSE)                  (1,316)             826
Income Before Provision for Income      35,844           29,805
   Taxes and Equity in Net Income
   of Affiliates


Provision for Income Taxes              12,600            9,000


Net Income before Equity in             23,244           20,805
   Net Income of Affiliates
Equity in Net Income of Affiliates      31,050           32,465
Net Income                           $  54,294         $ 53,270

Net Income per Share                 $     .05         $    .05

                           FORM 10-QSB
                     TAYCO DEVELOPMENTS, INC.
                      STATEMENT OF CASH FLOW


                                  THREE MONTHS ENDED SEPTEMBER 30

                                          1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                             $ 54,294         $ 53,270
Adjustments to Reconcile                    -0-              -0-
     Net Income/to Net
Net Cash Provided by Operating
     Activities:
     Amortization - Patents               3,300            3,000
       Equity in Net Income of
       Affiliates                       (31,050)         (32,465)
   Changes in:
     Receivables - Affiliates           (21,232)             853
     Prepaid Expenses                    (4,588)          (4,163)
     Payables  -    Trade                   -0-              -0-
               -    Affiliates              -0-              -0-
     Accrued Income Taxes               (14,849)           4,297
     Accrued Expenses                    18,973           (6,720)
     Amounts due to Stockholder          (8,514)          (5,176)
     Net Property, Plant & Equipment        900              900
     Net Cash Provided by Operating
        Activities                       (2,766)          13,796

CASH FLOWS FROM INVESTING ACTIVITIES

     Acquisition of Patents              (8,888)          (1,450)
     Net Increase in Cash               (11,654)          12,346


     Cash Balance, Beginning of Period   40,884           25,063
     Cash Balance, End of Period       $ 29,230         $ 37,409





                          FORM 10-QSB
                    TAYCO DEVELOPMENTS, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT



1. In opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the three months ended.

2. There is no provision nor shall there be any provision for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3. For the three month period ended September 30, 1999 to calculate the earnings per share, the profit was divided by 990,213 shares outstanding less Treasury Shares of 3,709.

4.   The results of operations for the three month period ended
     September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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

     A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

                           Comparisons of three months ended
                        September 30, 1999 vs. September 30, 1998
                                           Increase  (Decrease)
Royalties                                      $ 15,267
Research and Development Revenue                  1,438
R&D Expense                                       4,988
SG&A                                              3,236
Amortization                                        300
Operating Income                                  8,181
Other Income (Expense)                            2,142
Income Before Taxes and Equity in Affiliates      6,039
Provision for Taxes                               3,600
Equity in Affiliates                             (1,415)
Net Income                                        1,024
                          FORM 10-QSB
                     TAYCO DEVELOPMENTS, INC.
                 MANAGEMENT'S DISCUSSION (CONT'D)

     Royalty Income helped the Company record another strong fiscal quarter for the three months ending September 30, 1999.

     For the first quarter of Fiscal Year 2000, total Revenues increased by $16,705 to a total of $120,233, a 16.1% improvement over the first quarter of Fiscal Year 1999. The increase was driven primarily by Royalties, which accounted for $15,267 of the change. Total expenses also rose from $74,549 in the first quarter of FY99 to $83,073 for the first quarter of FY00 as the Company continued to increase its commitment of resources, both technical and administrative, to expanding its patent base. Increased travel expense was a key component of the rise in Total Expenses, reflecting numerous visits to customer facilities and test sites. The net of the increased Total Revenues and increased Total Expenses was an $8,181 increase in Operating Income, representing a 28.2% improvement for FY00 compared to FY99.

     A small change in Other Income and an increase in the Provision for Income Taxes left Net Income Before Equity in the Net Income of Affiliates at $23,244 for FY00, an improvement of 11.1% and $2,439 over FY99. The Company's Equity in the Net Income of Affiliates declined slightly from $32,465 in FY99 to $31,050 in FY00, resulting in a Net Income of $54,294 for the first quarter of FY00, up $1,024 and 1.9% from the Net Income figure of $53,270 recorded for the first quarter of FY99.

     The Balance Sheet figures remained fairly stable for the two periods being compared. The one item of interest is the relatively small amount, $5,897 of Long Term Debt remaining. This amount will be paid off by the end of calendar year 1999 at which point the Company will be free of all debts and loan guarantee obligations for the first time since the 1991 restructuring.

     The Company's technical staff is currently focusing on several projects at differing levels of progress. A study to determine the viability of vibration damping units on the experiments to be conducted in the International Space Station is now in the feasibility stage. The Company's affiliate, Devices, has submitted proposals to supply dampers and shock transmission units for two sizeable seismic isolation projects to be undertaken in Korea. Another product, used for vibration and shock isolation in newer, smaller navigational units, has passed U.S. Navy tests and received all required clearances for use.

                           FORM 10-QSB
                     TAYCO DEVELOPMENTS, INC.
                MANAGEMENT'S DISCUSSION, (CONT'D)

     Management believes that the good financial results for the first quarter and continued favorable prospects for Devices receiving orders using the Company's patented products are strong indicators that the Company will show positive results for Fiscal Year 2000.

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

     The Company has been notified by Devices, our transfer agent and SEC filing agent, that the shareholder program previously reported as not being Y2K compliant has been replaced. Devices, has successfully installed a Y2K compliant shareholder program and completed a successful testing at the end of the second quarter of calendar 1999.

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


PART II - OTHER INFORMATION

     ITEM 1 Legal Proceedings - the Company is not currently engaged in any litigation.

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



TAYCO DEVELOPMENTS, INC.
(Registrant)





By   /s/ Douglas P. Taylor                Date   10/25/99
    Douglas P. Taylor
    Chairman of the Board of Directors
    President
    (Principal Executive Officer)



          AND




By   Kenneth G. Bernstein                  Date   10/25/99
     Kenneth G. Bernstein
     Chief Accounting Officer