Form 10QSB
period 1999-12-31
TAYCO DEVELOPMENTS INC
filed 2000-02-09
CIK 894952

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 1999

Commission File Number 2-15966

TAYCO DEVELOPMENTS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEW YORK	16-0835557
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 TAYLOR DRIVE, NORTH TONAWANDA, NEW YORK	14120-0748
Address of Principal Executive Offices	Zip Code

Registrant's telephone number, including area code - 716-694-0877

Indicate by check mark whether the registrant (1) has filed all annual, quarterly, and other reports required to be filed with all the Commission and (2) has been subject to the filing requirements for at least the past 90 days.

Yes	X	No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.

CLASS	Outstanding at December 31, 9999
Common Stock (5 cents par value)	990,213

=== END OF PAGE 1 ===

FORM 10-QSB
TAYCO DEVELOPMENTS, INC. - INDEX

====END OF PAGE 2====

FORM 10-QSB
TAYCO DEVELOPMENTS, INC. - CONSOLIDATED BALANCE SHEET

ASSETS	12/31/99	6/30/99
Current
Cash	$ 35,056	$ 40,884
Receivables - Affiliates, Current	240,682	176,440
Prepaid Other Expenses	7,961	5,810
Total Current Assets	$ 283,699	$ 223,134

Investments - Affiliate, at Equity	1,777,228	1,712,828
Furniture and Equipment - At Cost	73,390	73,389
Less: Accumulated Depreciation	67,474	65,674
	1,783,144	1,729,543

Other Assets
Patent, Net	134,156	126,503
Receivables - Affiliates, Long-term	- 0 -	- 0 -
Cash Value - Life Insurance, Net	66,098	66,098
Total Other Assets	200,254	192,601
TOTAL ASSETS	$2,267,097	$2,136,278

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Payables - Trade	- 0 -	- 0 -
Payables - Affiliate	- 0 -	- 0 -
Current Portion of Long Term Debt	- 0 -	14,411
Accrued Income Tax	13,442	22,896
Accrued Expenses	40,311	6,768
Total Current Liabilities	$ 53,753	$ 44,075

Long Term Debt	- 0 -	- 0 -
Deferred Income Tax	2,400	2,400

Stockholders' Equity
Common Stock, par value $.05 per share, 1,000,000 shares authorized, 990,213 issued	$ 49,696	$ 49,696
Paid - In Capital	670,605	670,605
Retained Earnings	1,496,272	1,375,131
	$2,216,573	$2,095,432

Less: Cost of Treasury Stock 3,709 Shares at Cost	5,629	5,629
Total Stockholders' Equity	$2,210,944	$2,089,803
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,267,097	$2,136,278

=== END OF PAGE 3 ===

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
CONSOLIDATED CONDENSED STATEMENT OF INCOME

	SIX MONTHS ENDED 12/31		THREE MONTHS ENDED 12/31
	1999	1998	1999	1998
NET SALES
Royalties	$117,939	$ 74,801	$ 65,046	$ 37,175
Research & Development	145,120	133,618	77,780	67,716
Total Revenues	$263,059	$208,419	$142,826	$104,891

EXPENSES
Research & Development	$ 81,410	$ 73,764	$ 39,435	$ 36,777
Selling, General Administrative	76,277	75,288	39,379	41,626
Amortization - Patents	8,400	7,800	4,200	3,900
Total Expenses	$166,087	$156,852	$83,014	$82,303

Operating Income	$96,972	$51,567	$59,812	$22,588

OTHER INCOME/(EXPENSE)	(631)	2,259	685	1,433
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	96,341	53,826	60,497	24,021
Provisions for Income Taxes	39,600	16,200	27,000	7,200
Net Income before Equity in Net Income of Affiliates	56,741	37,626	33,497	16,821
Equity in Net Income of Affiliates	64,400	68,650	33,350	36,185

NET INCOME	$121,141	$106,276	$ 66,847	$ 53,006

NET INCOME PER SHARE	$ .122	$ .107	$ .068	$ .054

=== END OF PAGE 4 ===

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED DECEMBER 31
	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$121,141	$106,276
Adjustments to reconcile Net Income to Net Income to Net Cash provided by Operating Activities:
Amortization - Patents	8,400	6,000
Equity in Net Income of Affiliate	(64,400)	(68,650)

Changes in:
Receivables - Affiliates	(64,242)	(7,813)
Prepaid Expenses	(2,151)	(3,243)
Payables - Trade	- 0 -	- 0 -
Payables - Affiliates	- 0 -	- 0 -
Accrued Income Taxes	(9,454)	1,957
Accrued Expenses	33,543	(12,207)
Amounts due to Stockholders	(14,411)	(16,128)
Net property, Plant & Equipment	1,799	1,800
Net Cash Provided by Operating Activities	10,225	7,992

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Patents	(16,053)	(2,070)
Net Increase in Cash	(5,828)	5,922
Cash Balance, Beginning of Period	40,884	25,063
Cash Balance, End of Period	$35,056	$30,985

=== END OF PAGE 5 ===

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT

1.	In opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1999 and December 31, 1998 and the results of operations for the three months and six months then ended.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.	For the three and six month period ended December 31, 1999 and December 31, 1998, the profit was divided by 990,213 to calculate the earnings per share.

4.	The results of operations for the three and six month periods ended December 31, 1999, are not necessarily indicative of the results to be expected for the full year.

=== END OF PAGE 6 ===

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statements of income.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain matters discussed in this section and elsewhere in this Report, are forward-looking statements. As such, these statements involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competition, pricing pressures, the need for the Company to keep pace with customer needs and technological developments, and other factors.

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

	Comparisons of Six Months Ended 12/31/99 vs. 12/31/98
	Increase		(Decrease)
Royalties		$43,138
Research & Development		11,502
R&D Expense		7,646
SG&A		989
Amortization		600
Operating Income		45,405
Other Income (Expense)		2,890
Income Before Taxes & Equity in Affiliates		42,515
Provision for Taxes		19,115
Equity in Affiliates		(4,250)
Net Income		14,865

=== END OF PAGE 7 ===

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
MANAGEMENT'S DISCUSSION (CON'T)

Six Months Year To Date (all figures being compared are for the first six months of FY2000 vs. the first six months of FY1999).

For the first six months of Fiscal Year 2000 the Company recorded new record high first-half figures (for the period since the 1991 reorganization) in Royalties, R&D Revenues, Total Revenues, Operating Income, Net Income before Equity in Net Income of Affiliates and Net Income. These results were generated by a combination of high utilization of the Company's staff on actual and potential projects of the Company's affiliate, Taylor Devices, and a high proportion of royalty-producing shipments in Devices' shipment mix.

Royalties totaled $117,939, up 57.6% or $43,138 over FY99. R&D income came to $145,120, an 8.6% or $11,501 increase over the prior year's figures. Total Expenses were $166,087, about 5.9% higher than the FY99 figure of $156,852, and reflective of a higher level of activity, including travel expenses. Operating Income for FY00 was $96,972, an improvement of 88.1% or $45,405 over FY99. After the provision for taxes, the FY00 Net Income prior to Equity in Affiliates' Income was $56, 741, 50.8% or $19,115 higher than FY99. After recording the Equity in Net Income of Affiliates, the Net Income for the six months year-to-date at 12/31/99 was $121,141 or $.122 a share compared to $106,276 or $.107 per share for FY99, an improvement of 14%.

Three Months Ended 12/31/99 (all figures being compared are for the second quarter of FY00 vs. the second quarter of FY99).

In the second quarter of FY00, the Company recorded its best second quarter (in the period since the 1991 reorganization) and the highest Royalties, Total Revenues, Operating Income and Pre-tax Income of any quarter.

Royalties for FY00 were $65,046 ( a record for any quarter), up substantially from $37,175 or FY99. As was the case in the previous section, this increase is attributable to Device's shipment mix. R&D revenues were $77,780, up 14.8% from the prior year. Operating Expenses stayed essentially stable, totaling $83,014 in FY00 vs. $82,303 in FY99. Total Expenses were, likewise, stable between the two periods. The FY00 Operating Income Figure of $59,812 and Income Before Provision for Taxes and Equity in Affiliates of $60,497 were the highest recorded of any quarter. After the Provision for Taxes, Net Income before Equity in the Net Income of Affiliates rose by 99.1%, from $16,821 in FY99 to $33,497 in FY00. With the Equity from Affiliates changing only slightly, Net Income for the second quarter of FY00 was $66,847 or $.068 per share, improving by 26.1% over $53,006 for FY99 or $.054 per share.

=== END OF PAGE 8 ===

The Company remains in a stable condition financially with no significant changes on its balance sheet. The long-term loan was paid off in the second quarter of FY2000 and the Company does not anticipate that it will require any outside financing in the foreseeable future. The Company experienced no Y2K related disruptions.

As mentioned earlier in this report, the Company's technical staff is maintaining a high level of activity on projects of its primary affiliate, Devices. These efforts are directed both towards projects from Devices' firm backlog of orders and also on Devices' proposals in both the defense and civilian markets. Projects nearing the end of their development phases include modifications of the Commercial Off The Shelf cabinet dampers, noise reduction on the struts/dampers used in navigation systems, and a recoil shock used on a prototype grenade launcher. More recently, Developments' engineers have turned their efforts to shock mitigation of oil rig personnel transportation equipment, seismic/wind protection of antennae located in extreme climatic conditions and shock/vibration damping on a powerful military laser system. These efforts are co-mingled with the continuing input into proposals covering an ever-increasing variety of uses for Devices' seismic dampers in the civil engineering sector.

At the halfway mark of FY2000, Management believes that there will continue to be a steady demand for its services from its affiliate, Devices, to assist Devices' response to bid proposals and prototype requests. In addition, anticipated Royalty Income from Devices' forthcoming shipments should continue to be substantial, subject to changes in actual shipments directed by customer preference or production schedules. Management believes these factors will combine to produce favorable operating financial results for FY2000. If Equity Income in FY2000 is similar to that recorded in FY1999, overall results for FY2000 should approximate the record results enjoyed in FY1999.

=== END OF PAGE 9 ===

Year 2000

Certain statements included in this discussion regarding the Company's Year 2000 (Y2K) compliance are forward looking statements. Specific factors that might cause material differences include, but are not limited to, the ability to locate and correct, if needed, any relevant software and embedded components or the compliance of third parties. The Company's assessments of the effects of Y2K on the Company has been based, in part, upon the information received from third parties and the Company's reliance on such information. Consequently, the risk that inaccurate information has been supplied by a third party upon which the Company may rely, has been considered a risk factor that could affect the Company's Y2K efforts.

The Company's primary software is an off-the-shelf, widely used product, designed to accommodate the Y2K. Should a failure occur, it could result in some unknown level of inconvenience until the software is modified or replaced. The Company's computers have been tested for functionality after January 1, 2000, and should function in Y2K environment.

Management believes the Company is Y2K compliant with respect to its general operations and should there be a failure, the Company believes that all areas could temporarily function by manual methods of operation.

=== END OF PAGE 10 ===

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.

PART II	OTHER INFORMATION

	ITEM 1	Legal Proceedings:
The Company is not currently engaged in any litigation.

	ITEM 2	Changes in Securities - None

	ITEM 3	Defaults Upon Senior Securities - None

	ITEM 4	Submission of Matters to Vote of Securities Holders

	1.	The Annual Meeting of Shareholders was held on October 22, 1999, and the Company had 990,213 shares outstanding at the record date of September 22, 1999. A total of 890,054 proxies were cast. Management's proposed slate of Directors received the following voting results:

	Votes Withheld/Against	Votes For

Douglas P. Taylor	1,857	888,197
David A. Lee	1,857	888,197
Joseph P. Gastel	30,247	859,807
Paul L. Tuttobene	1,857	888,197
Janice M. Nicely	1,857	888,197

ITEM 5	Other Information - None

ITEM 6	Exhibits - None

=== END OF PAGE 11 ===

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYCO DEVELOPMENTS, INC.
(Registrant)

By:	/s/Douglas P. Taylor	Date:	February 14, 2000
Douglas P. Taylor Chairman of the Board of Directors President (Principal Executive Officer)

          AND

By:	/s/Kenneth G. Bernstein	Date:	February 14, 2000
Kenneth G. Bernstein Chief Accounting Officer

=== END OF PAGE 12 ===