Form 10QSB
period 2000-03-31
TAYCO DEVELOPMENTS INC
filed 2000-05-11
CIK 894952

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2000

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
Yes X No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.

CLASS	Outstanding at March 31, 2000
Common Stock (5 cents par value)	990,213

=== END OF PAGE 1 ===

FORM 10-QSB
TAYCO DEVELOPMENTS, INC. - INDEX

====END OF PAGE 2====

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
CONDENSED BALANCE SHEET

ASSETS	03/31/00	6/30/99
Current
Cash	$ 29,479	$ 40,884
Receivables - Affiliates, Current	328,293	176,440
Prepaid Other Expenses	9,247	5,810
Total Current Assets	$ 367,019	$ 223,134

Investments - Affiliate, at Equity	1,834,660	1,721,828
Furniture and Equipment - At Cost	73,389	73,389
Less: Accumulated Depreciation	68,373	65,674
	1,839,676	1,729,543

Other Assets
Patent, Net	134,473	126,503
Receivables - Affiliates, Long-term	- 0 -	- 0 -
Cash Value - Life Insurance, Net	66,098	66,098
Total Other Assets	200,571	192,601
TOTAL ASSETS	$2,407,266	$2,136,278

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Payables - Trade	- 0 -	- 0 -
Payables - Affiliate	- 0 -	- 0 -
Current Portion of Long Term Debt	- 0 -	14,411
Accrued Income Tax	30,402	22,896
Accrued Expenses	48,257	6,768
Total Current Liabilities	$ 78,659	$ 44,075

Long Term Debt	- 0 -	- 0 -
Deferred Income Tax	2,400	2,400

Stockholders' Equity
Common Stock, par value $.05 per share, 1,000,000 shares authorized, 990,213 issued	$ 49,696	$ 49,696
Paid - In Capital	670,605	670,605
Retained Earnings	1,611,535	1,375,131
	$2,331,836	$2,095,432

Less: Cost of Treasury Stock 3,709 Shares at Cost	5,629	5,629
Total Stockholders' Equity	$2,326,207	$2,089,803
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,407,266	$2,136,278

=== END OF PAGE 3 ===

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
CONDENSED STATEMENT OF INCOME

	NINE MONTHS ENDED MARCH 31		THREE MONTHS ENDED MARCH 31
	2000	1999	2000	1999
NET SALES
Royalties	$184,065	$ 128,507	$ 66,126	$ 53,706
Research & Development	242,636	179,005	97,516	45,387
Total Revenues	$426,701	$307,512	$163,642	$99,093

EXPENSES
Research & Development	$118,933	$ 106,376	$ 37,523	$ 32,612
Selling, General Administrative	116,719	101,390	40,442	26,102
Amortization - Patents	12,600	11,700	4,200	3,900
Total Expenses	$248,252	$219,466	$82,165	$62,614

Operating Income	$178,449	$88,046	$81,477	$36,479

OTHER INCOME/(EXPENSE)	(277)	2,471	354	212
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	178,172	90,517	81,831	36,691
Provisions for Income Taxes	63,600	27,000	24,000	10,800
Net Income before Equity in Net Income of Affiliates	114,572	63,517	57,831	25,891
Equity in Net Income of Affiliates	121,832	106,915	57,432	38,265

NET INCOME	$236,404	$170,432	$115,263	$ 64,156

NET INCOME PER SHARE	$ .239	$ .172	$ .116	$ .065

=== END OF PAGE 4 ===

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED MARCH 31
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$236,404	$170,432
Adjustments to reconcile Net Income to Net Cash provided by Operating Activities:
Amortization - Patents	12,600	9,000
Equity in Net Income of Affiliate	(121,832)	(106,915)

Changes in:
Receivables - Affiliates	(151,853)	(29,324)
Prepaid Expenses	(3,437)	(3,110)
Payables - Trade	- 0 -	- 0 -
Payables - Affiliates	- 0 -	- 0 -
Accrued Income Taxes	7,506	2,079
Accrued Expenses	41,489	(4,682)
Amounts due to Stockholders	(14,411)	(24,192)
Net property, Plant & Equipment	2,699	2,700
Net Cash Provided by Operating Activities	9,165	15,988

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Patents	(20,570)	(6,984)
Net Increase in Cash	(11,405)	9,004
Cash Balance, Beginning of Period	40,884	25,063
Cash Balance, End of Period	$29,479	$34,067

=== END OF PAGE 5 ===

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT

1.	The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2000 and March 31, 1999 and the results of operations for the three months and nine months then ended. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended June 30, 1999.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.	To calculate the earnings per share for the three and nine month periods ended March 31, 2000 and March 31, 1999, the profit was divided by the outstanding shares of 990,213.

4.	The results of operations for the three and nine month periods ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

5.	Significant Equity Investee: The Company owns a 23% equity investment in Taylor Devices, Inc. For the 10 months ended 3/31/00, Taylor Devices, Inc. had sales of $9,552,311, gross profit of $3,563,813, and net income of $442,501.

=== END OF PAGE 6 ===

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying condensed statements of income.

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

A summary of the period to period changes in the principal items included in the condensed statements of income is shown below:

	Comparisons of Nine Months Ended 03/31/00 vs. 03/31/99
	Increase		(Decrease)
Royalties		$55,558
Research & Development		63,631
R&D Expense		12,557
SG&A		15,329
Amortization		900
Operating Income		90,403
Other Income (Expense)		2,748
Income Before Taxes & Equity in Affiliates		87,655
Provision for Taxes		36,600
Equity in Affiliates		14,917
Net Income		65,972

=== END OF PAGE 7 ===

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
MANAGEMENT'S DISCUSSION (CON'T)

Disclaimer

For the third quarter of Fiscal Year 2000 and for the nine month period ending March 31, 2000, the Company received strong performances from its three key input streams - Royalties, R & D Revenues, and Affiliates' Income - to post record nine month figures and its second strongest quarter in its existence. Record-high figures were posted in practically every key category for both periods under review.

Nine Months Year-To-Date (all figures being compared are for the first nine months of FY2000 vs. the first nine months of FY1999).

For the nine months ending 3/31/00, the Company received Royalties of $184,065 from its affiliate, Taylor Devices, Inc. This figure represents a 43% improvement over last year's $128,507 and is the best ever for a nine month reporting period, reflecting a shift in the product mix of Devices' continuing strong shipments. Research and Development revenues also achieved a record high figure - $242,636 - in FY2000 as the Company's technical staff was heavily engaged in a high-priority effort on the development portion of a major defense contract. Overall, Total Revenues improved to $426,701 from $307,512, a 38% increase.

Total Expenses, driven in part by the increased activity level, increased by about 14%, from $219,466 to $248,252. Based on significantly improved revenues and only moderately increased expenses, Operating Income for FY2000 was slightly more than doubled, reaching a record-high $178,449, compared to last year's $88,046. Due to the higher level of income, the projected tax rate was adjusted to approximately 35%, up from last year's 30%. Net Income before Affiliates' Income was $114,572, up $51,055 and 80% from the previous year's result of $63,517.

The Company's share of the Net Income of its two affiliates, Devices and Tayco Realty, reached $121,832, a 14% improvement over last year's $106,915. For the nine month period, the Company recorded a record-high Net Income of $236,404 and $.239 a share, up 38% from the prior year's $170,432 and $.172 figures.

Three Months Ending March 31, 2000 (all figures being compared are for the three months ending 3/31/00 versus the 3 months ending 3/31/99).

The same factors producing the record performance in the nine-month period discussed above were, likewise, relevant to the third quarter, which saw record-high figures for Royalties, R & D, and Operating Income. Royalties were $66,126, up 23% from the prior year, while R & D , at $97,516, was a 114% improvement over the $45,387 recorded last year. As mentioned above, the high staff utilization rate and Devices' strong shipment performance were the significant factors in generating the record Total Revenue of $163,642, a 65% increase.

As was the case with the nine-month period, expenses rose in response to activity, reaching $82,165, up from $62,614 in the prior year. With Other Expenses and the tax rate remaining stable, Net Income before Affiliates' Income was $57,831, $31,940 and 123% higher than last year's $25,891. Income from the Affiliates improved also - to $57,432 from $38, 265. Net Income for the quarter was $115,263 and $.116 per share, up sharply from last year's figures of $64,156 and $.065.

=== END OF PAGE 8 ===

The Company remains in a strong and stable financial condition and experienced no significant changes in its balance sheet in the third quarter. The Company does not anticipate that it will require any outside financing in the foreseeable future.

The Company's staff has maintained its high utilization rate on a variety of efforts. Predominant in the third quarter was a development effort, on a sub-contract basis for Devices, for a major aerospace contractor's airborne early-warning/defense system. Reflecting Devices' increasing presence in foreign markets, the Company's staff is currently assisting in the preparation of quotes for a foreign aerospace project and several foreign seismic isolation projects. Domestically, the third quarter saw some intensified efforts with respect to shock and vibration isolation of shipboard missiles and their containers. One effort is directed to the simultaneous protection of multiple canisters while another is focused on placement of a damping unit on the missile itself.

Based on the current and foreseeable workload for its staff and the continued good performance of the Company's affiliates, Management anticipates that FY2000's results will compare favorably to last year's record results.

=== END OF PAGE 9 ===

Year 2000

The computer systems of the Company have functioned properly since the first of the year and Management believes that future operations will be unaffected by these matters. The Company did not experience significant costs with regard to computer system repairs or replacement for the Year 2000 project.

The conclusions in this description of the Year 2000 issue contain forward-looking statements and are based on Management's estimates of future events.

=== END OF PAGE 10 ===

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.

PART II-	OTHER INFORMATION

	ITEM 1	Legal Proceedings:
The Company is not currently engaged in any litigation.

	ITEM 2	Changes in Securities - None

	ITEM 3	Defaults Upon Senior Securities - None

	ITEM 4	Submission of Matters to Vote of Securities Holders

	ITEM 5	Other Information - None

	ITEM 6	Exhibits - None

=== END OF PAGE 11 ===

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
ACCOUNTANTS' REVIEW REPORT

We have reviewed the condensed balance sheet of Tayco Developments, Inc. as of March 31, 2000, and the related condensed statements of income and cash flows for the nine months ended March 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of June 30, 1999, and the related statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated July 20, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived. We have not reviewed or compiled the related condensed statements of income and cash flows for the three and nine months ended March 31, 1999 and, accordingly, do not express an opinion or any other form of assurance on them.

Lumsden & McCormick, LLP
Buffalo, New York
May 2, 2000

=== END OF PAGE 12 ===

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYCO DEVELOPMENTS, INC.
(Registrant)

By	/s/Douglas P. Taylor	Date	May 11, 2000
Douglas P. Taylor Chairman of the Board of Directors President (Principal Executive Officer)

AND

By	/s/Kenneth G. Bernstein	Date	May 11, 2000
Kenneth G. Bernstein Chief Accounting Officer

=== END OF PAGE 13 ===