Form 10KSB
period 2000-06-30
TAYCO DEVELOPMENTS INC
filed 2000-09-26
CIK 894952

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
F O R M 10-KSB
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2000	Commission file number 2-15966
TAYCO DEVELOPMENTS, INC.
(Exact name of small business issuer as specified in its charter)
New York	16-0835557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Taylor Drive, P.O. Box 748, North Tonawanda, New York	14120-0748
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number	(716) 694-0877

Securities registered pursuant to Section 15(d) of the Act:

Common Stock ($.05 par value)
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

[ X ] N/A

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12-b 2 of the Exchange Act) of the registrant, computed by reference to the average of the bid and asked price on September 15, 2000 was $1,162,791. In addition to shares excluded by affiliates, this calculation also excludes shares of the registrant's Common Stock that are held by Schedule 13D filers.

The number of shares outstanding of the registrant's class of Common Stock, as of the latest practicable date.

Class	Outstanding at September 27, 2000
Common Stock, $.05 par value	990,213

TAYCO DEVELOPMENTS, INC.

FORM 10-KSB INDEX

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

The Company was incorporated in the State of New York on July 22, 1955, and is a patent holding company engaged in research, development and licensing to manufacture shock and vibration isolators, energy storage and shock absorption components for use on various types of vehicles, machinery and equipment. The Company sells research and development engineering services to its affiliate, Taylor Devices, Inc. ("Devices"), and pursuant to a certain License Agreement dated November 1, 1959 ("License Agreement") has licensed Devices to manufacture and sell certain of the Company's patented products. The products sold are used in the defense, aerospace and commercial industries. See "Patents, Trademarks and Licenses."

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

Competition

The Company faces no significant competition due to the nature of its patented products and the subcontracting arrangement with Devices.

Raw Materials and Supplies

No raw materials are used in the Company's business, and supplies are readily available.

Patents, Trademarks and Licenses

The Company holds approximately 41 patents expiring at different times until the year 2018. In fiscal 2000, royalty income from the patents accounted for 41% of the Company's income.

Under the License Agreement dated November 1, 1959 ("License Agreement"), the Company granted Devices preferential rights to market in the United States and Canada all existing and future inventions and patents owned by the Company. The term of the License Agreement is the life of the last-to-expire patent on which Devices is paying royalties, the date of which is March 28, 2018. Devices pays a 5% royalty to the Company on sales of items sold and shipped. During fiscal 2000, Devices paid $221,335 in royalties to the Company. Payments are required to be made quarterly, without interest, and are current.

In addition, the License Agreement provides for the Company to pay Devices 10% of the gross royalties received from third parties who are permitted to make, use and sell machinery and equipment under patents not subject to the License Agreement. These royalties also apply to certain apparatus and equipment subject to the License Agreement which has been modified by Devices, with the rights to the modification assigned to the Company. No royalties were paid to Devices in 2000. Royalties, if any, are paid quarterly. Under the License Agreement, royalties are also paid to Douglas P. Taylor. See "Executive Compensation."

The Company, Devices, and Tayco Realty share common management and a close business relationship. Particularly as it may relate to the Company and Devices, as separate corporations responsible to their own shareholders, corporate interests may from time to time diverge as to various aspects of their business, including the development of future inventions and patents, which could be licensed to licensees other than Devices.

Dependence Upon Customers/Terms of Sale/Sales Backlog

The Company's current business is almost totally dependent on Devices. In fiscal 2000, 100% of sales were to Devices in the form of both direct and subcontracted project engineering. Terms of sale are normally net 30 days, with purchase orders issued on a "cost plus" basis. Work is subcontracted from Devices as needed, and consequently there is no backlog. All contract arrangements are at arm's length and are at terms no less favorable to the Company than if made to an independent third party.

Government Contracts

The Company has proposals pending with the federal government, but no assurances can be given that any contracts will be forthcoming.

Research and Development

The Company engages in Research and Development ("R&D") in connection with the design of products that are sold by Devices. See "Patents, Trademarks and Licenses." The Company's income from R&D was $319,714 and $252,173 for fiscal years 2000 and 1999, respectively.

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

Employees

As of June 30, 2000, the Company had three full time employees, which does not include executive officers.

ITEM 2. DESCRIPTION OF PROPERTY

Pursuant to the Lease Agreement dated July 1, 2000 between the Company and Devices, Devices leases approximately 800 square feet of office and research and development space to the Company at a base annual rental of $12,000. The rate of any rental increase may not exceed 10% annually and may be waived by both parties in writing. The lease will automatically renew on each anniversary of its commencement date unless either party gives three months' written notice to the other of termination. The lease provides that on April 1st of each year, management of both companies will review the lease to determine possible increases for expenses due to increased taxes, maintenance costs, or for additional space utilized by the Company. In fiscal 2000, the Company paid Devices rental payments totaling $10,000 pursuant to the prior lease agreement which expired as of June 30, 2000. The real property utilized by the Company is in good condition, adequate for present operations and adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is traded over the counter and is listed by the Pink Sheets Over the Counter Report.

The market prices noted below for fiscal years 2000 and 1999 were obtained from the Pink Sheets and represent estimated prices between dealers, without retail mark-up, mark-down or commission.

	Fiscal 2000		Fiscal 1999
	High	Low	High	Low
First Quarter	2.5625	2.4688	2.75	2.00

Second Quarter	2.50	2.375	2.125	1.50

Third Quarter	2.6875	2.50	1.875	1.3125

Fourth Quarter	2.6875	2.5938	2.8750	2.3750

Holders

As of September 1, 2000, the approximate number of holders of record of Common Stock of the Company was 468. Due to a significant number of shares of the Company's Common Stock held in street name, the Company believes that the total number of beneficial owners of its Common Stock would not exceed 1,000.

Dividends

There are no restrictions on the payment of either cash or stock dividends, but no dividends were declared in fiscal years 2000 or 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain matters discussed in this section and elsewhere in this report, which are not historical facts, are forward-looking statements. Words such as "expects," "intends," "believes," "anticipates," "estimates," "assumes," and analogous expressions are intended to identify forward-looking statements. As such, these statements involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competition, pricing pressures, the need for the Company to keep pace with customer needs and technological developments, and other factors, many or all of which may be beyond the control of the Company. The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statements of income.

The Company posted record high figures in every significant income category in FY00 making FY00 the best year in the nine year period since the 1991 reorganization.

Royalty Income achieved a record level $221,335 in FY00, approximately 21.7% higher than the previous highest figure of $181,810 for FY99. This improvement is largely attributable to increasing use of the Company's patented seismic products in the product mix of the Company's affiliate, Devices. Likewise, R&D revenues increased to $319,714, a 26.8% increase over the FY99 figure of $252,173. This revenue was driven to a large extent by Devices utilizing certain of the Company's staff on two significant defense/aerospace orders subcontracted to the Company. Combined, the two revenue streams produced a Total Revenue figure for FY00 of $541,049, a new record high and a 24.7% improvement over the Company's FY99 previous record high figure of $433,983.

Total Operating Expenses rose marginally from $289,509 in FY99 to $309,049 in FY00. The increase of $18,540 was approximately evenly divided between increased personnel related costs and patent acquisition efforts. Driven by the record revenue figure and a modest increase in expenses, the Company's Operating Income figure achieved a record level of $232,000, a 60.6% increase over FY99's Operating Income of $144,474.

Interest Expense declined by $745 in FY00 as the Company completed its seven year settlement to former management. See "Certain Relationships and Related Transactions." Net Income before Taxes for FY00 was recorded at a record high $229,232, up 62.6% from $140,961 for FY99. Income Taxes increased to $82,500 for an effective rate of 36% compared to the FY99 Income Tax Provision of $43,500, representing a 30.9% rate as the FY00 higher earnings moved the Company into a higher bracket.

Equity in the Net Income of Affiliates rose by 20.2% in FY00 as both of the Company's affiliates, Devices and Tayco Realty Corporation ("Realty"), posted strong years. Devices posted record sales and earnings while Realty continued at its steady, profitable level. The FY00 Equity in the Net Income of Affiliates was $235,057, another new record high, up $39,540 from the previous record high figure of $195,517 established in FY99.

Net Income for FY00 was $381,789 and $.39 per share, both new record highs that are a 30.3% improvement over the previous highs of $292,978 and $.30 per share established in FY99.

For FY01, the Company's Management anticipates continued good financial results. Devices' prospects continue to be favorable and the two aerospace/defense contracts, previously mentioned as contributing to the success of FY00, appear to be in relatively early stages. Dependent to some extent on the direction that these two contracts take, Management will continue to try to maximize its allocation of staff utilization between short-term revenue producing R & D work and longer term patent (royalty producing) efforts.

For FY01 and the immediate future, the Company has no plans for expanding its operations, acquiring any capital equipment or seeking any acquisitions that would require it raise any incremental funds.

Year 2000

The Company's computer systems continue to function properly since the first of the year, and Management believes that future operations will remain unaffected by Year 200 concerns. The Company experienced no inconveniences with its vendors or other third parties through the Year 2000 transition.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DOUGLAS P. TAYLOR, (52) is President and Chief Executive Officer of the Company since April 1991, has been an executive officer since 1979, and a Director since 1972. Since 1976 and 1977, he has served as Director of Devices and Tayco Realty, respectively. Mr. Taylor is inventor/co-inventor on numerous U.S. Patents assigned to the Company, and is widely published within the fluid power, aerospace/defense, and structural engineering communities.

DAVID A. LEE, (69) has served as a Vice President of the Company since April 1991, and a Director since November 1991. Dr. Lee has served as a consultant to Devices since 1974. He has a Ph.D. and M.E. degree in mechanical engineering from the University of Southern California at Los Angeles, and a B.S. degree in mechanical engineering from the California Institute of Technology.

JOSEPH P. GASTEL, (75) is a patent attorney and has served as a Director and Secretary of the Company and Devices since 1984.

PAUL L. TUTTOBENE, JR., (37) President of PLT Associates, a corporation which serves as a manufacturer's representative for the Company, has been a Director of the Company since November 1991. He has a B.S. degree in marketing from St. John Fisher College.

JANICE M. NICELY, (60) serves the Company and Devices as Shareholder Relations Manager and has been with the Company since 1980. Ms. Nicely has been a Director since November 1992.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation of the Company's Chief Executive Officer. No executive officer in the Company receives a salary.

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION

Position	Fiscal Year	Salary	Directors' Fees	Royalties(A)	Total
Douglas P. Taylor,	2000	$0	$ 3,750	$30,000	$33,750
Chairman, President and	1999	$0	$ 2,250	$30,000	$32,250
Chief Executive Officer	1998	$0	$ 4,000	$20,000	$24,000

(A)	A Royalty Agreement with the Chief Executive Officer provides for a monthly payment of $2,500 ($30,000 per year).

In fiscal 2000, each member of the Board of Directors received a fee of $1,250 for each meeting attended. The Secretary receives a fee of $2,250 per meeting for his services as corporate secretary in addition to his fee as a director. The Board of Directors met three times in fiscal 2000, with all directors present. The Company has no nominating, audit, or other standing committee of the Board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of September 1, 2000 as to persons known by the Company to be the beneficial owners of more than five percent (5%) of the Company's common stock, as well as shares owned by the named Executive Officer, each director and all directors and executive officers as a group.

Name and Address of Beneficial Owner	Direct/Indirect Ownership (4)	Amount of Percent of Ownership (4)(6)
Taylor Devices, Inc. 90 Taylor Drive North Tonawanda, NY 14120	228,317 (1)	23%
Douglas P. Taylor 90 Taylor Drive North Tonawanda, NY 14120	81,994 (2)(3)	8.2%
Joseph P. Gastel 295 Main Street Suite 722 Buffalo, NY 14203	- 0 -	- 0 -
David A. Lee 1819 Wilshire Blvd. Santa Monica, CA 90403	- 0 - (5)	- 0 -
Paul L. Tuttobene, Jr. 84 Benedict Road Pittsford, NY 14534	1,000	*
Janice M. Nicely 100 Taylor Drive North Tonawanda, NY 14120	72	*
All Directors and officers as a group	83,066	8.4%
* less than 1%

(1)	These shares were purchased in January 1992 in a private sale at their fair market value, in consideration of Devices' partially discharging certain of the Company's obligations as a guarantor of the indebtedness of its former affiliate Tayco Technology, Inc.("Tayco Tech"). See Item 12. "Certain Relationships and Related Transactions."
(2)	Douglas P. Taylor is a shareholder, a director, the President and CEO of Devices. The Taylor family owns or controls 169,317 shares in the Company, or approximately 17.1% of its common stock, including shares held by Mr. Taylor. Also included in this number are the shares held by Mr. Taylor's sister, Joyce Taylor Hill, who owns 8,511 shares in her name, and holds 34,674 shares as custodian for minor children. Richard G. Hill, her husband and the brother-in-law of Mr. Taylor, beneficially owns 4,800 shares. Mr. Hill is also a shareholder, director, and Vice President of Devices. Mr. Taylor's father, Paul H. Taylor, and his mother, Isabel B. Taylor, own 24,390 and 8,928 shares, beneficially or of record, respectively. Peter Cassel and his wife, Elaine Taylor Cassel, Mr. Taylor's sister, own 6,020 shares. Including shares beneficially owned by Messrs. Taylor and Hill in Devices, the Taylor family owns or controls 83,278 shares or 3% of the common stock of Devices.
(3)	Includes 36,009 shares held by Sandra Taylor, wife of Mr. Douglas P. Taylor, in custodial accounts for their minor children, as to which Mr. Taylor disclaims any beneficial ownership.
(4)	In addition to the information on the above table, a Schedule 13D Amendment No. 1 was filed on July 12, 2000, with respect to the Company's common stock by the following reporting persons: Aries Hill Corp, 16,400 shares (1.656%); Brent Baird, 31,500 shares (3.181%); Bridget B. Baird, as Successor Trustee, 12,500 shares (1.262%); The Cameron Baird Foundation, 3,800 shares (.384%) and Jane D. Baird, 15,000 shares (1.515%) total of filing persons 79,200 shares (7.998%). According to a Schedule 13D Amendment dated August 10, 1998, these entities in the aggregate also own 543,900 shares (19.5%) of the Common Stock of Devices. The persons filing such Schedule 13D, rather than the Company or Devices, are responsible for the accuracy and completeness of such information.
(5)	On March 6, 2000, Mr. Lee sold 10,000 shares of his holdings in the Company's common stock under compliance with Rule 144.
(6)	Information presented in this table has been supplied by the respective shareholders or by the Company, as transfer agent.

Other than for certain arrangements between the Company and its affiliates, the Company knows of no contractual arrangement which may result in a change in control of the Company at any subsequent date. See Item 12. "Certain Relationships and Related Transactions."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Just as Devices is the largest single shareholder of the Company, similarly, the Company is the largest single shareholder of Devices, owning approximately 25.2% of Devices' outstanding common stock. See also Item 11. "Security Ownership of Certain Beneficial Owners and Management." The Company owns approximately 42% of Realty, with the remaining 58% owned by Devices.

Under the License Agreement, the Company granted Devices preferential rights to manufacture and sell in the United States and Canada certain of the Company's patented products. The terms of the License Agreement are more fully set forth in Item 1. "Description of Business - Patents, Trademarks and Licenses."

All transactions described above are on as favorable a basis to the Company as if entered into with an unaffiliated party. The Company, Devices, and Realty share common management and a close business relationship. Particularly as it relates to the Company and Devices, as separate corporations responsible to their own shareholders, corporate interests may from time to time diverge regarding development and licensing of future inventions and patents. In that case, the Company would be permitted to license future patents and inventions to licensees other than Devices, which may render Devices' present License Agreement only minimally beneficial.

Pursuant to a settlement of litigation between the Company and Devices commenced by Paul H. Taylor, whereby the arrangement resulted in the dismissal of all claims between the parties, the settlement included an annual payment of principal and interest in the amount of $35,000 paid by the Company over a six year period that commenced January 1, 1994. The final payment on this settlement was made to Paul H. Taylor on December 1, 1999, ending the six year obligation.

ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB

DOCUMENTS FILED AS PART OF THIS REPORT:
1.	Financial Statements: See attached index.

Balance Sheet at June 30, 2000 and 1999
Statements of Income for the years ended June 30, 2000 and 1999
Statements of Changes in Stockholders' Equity for the years ended June 30, 2000 and 1999
Statements of Cash Flows for the years ended June 30, 2000 and 1999
Notes to Financial Statements June 30, 2000 and 1999

3.	Exhibits
(3)	Articles of Incorporation and By-laws
	(i)	Certificate of Incorporation filed by the New York State Department of State on July 22, 1955, incorporated by reference to exhibit 1 of Report on Form 8-K, dated September 30, 1992.
	(ii)	Amendment to Certificate of Incorporation filed by the New York Department of State on October 23, 1959, incorporated by reference to exhibit 2 of Report on Form 8-K, dated September 30, 1992.
	(iii)	Amendment to Certificate of Incorporation filed by the New York Department of State on September 5, 1961, incorporated by reference to exhibit 3 of Report on Form 8-K, dated September 30, 1992.
	(iv)	Amendment of Certificate of Incorporation filed by the New York Department of State on November 17, 1992, incorporated by reference to the Annual Report on Form 10-KSB, dated September 30, 1992.
	(v)	By-laws of the Registrant, as amended, incorporated by reference to exhibit (3)(v) of Annual Report on Form 10-KSB, dated September 19, 1997.
(10)	Material Contracts
	(i)	License Agreement between the registrant and Taylor Devices, Inc. dated November 1, 1959, incorporated by reference to exhibit (5) of Report on Form 8-K, dated September 30, 1992.
	(ii)	Lease Agreement dated July 1, 2000 between the Registrant and Taylor Devices, Inc. attached to and incorporated into this Annual Report on Form 10-KSB, dated September 27, 2000.
(11)	Statement of Computation of Per Share Earnings
This computation appears in the Notes to Financial Statements.
(21)	Subsidiaries of the Registrant
Tayco Realty Corporation, organized in New York on September 7, 1977. Tayco Realty Corporation is owned 42% by the registrant and 58% by Taylor Devices, Inc.
(23)	Report and Consent of Independent Certified Public Accountants Reports on Form 10-KSB.
(27) Financial Data Schedule

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYCO DEVELOPMENTS, INC.
(Registrant)
By	/s/Douglas P. Taylor	Date	September 25, 2000
Douglas P. Taylor
President and Director
(Principal Executive Officer)

and

By	/s/Kenneth G. Bernstein	Date	September 25, 2000
Kenneth G. Bernstein
Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Joseph P. Gastel	By:	/s/David A. Lee
	Joseph P. Gastel, Director		David A. Lee, Director
	September 25, 2000		September 25, 2000

By:	/s/Paul L. Tuttbene	By:	/s/Janice M. Nicely
	Paul L. Tuttobene, Director		Janice M. Nicely, Director
	September 25, 2000		September 25, 2000

CONSENT OF INDEPENDENT AUDITORS

Board of Directors of Tayco Developments, Inc.

We consent to the incorporation by reference in this Annual Report on Form 10-KSB (Commission File Number 2-15966) of Tayco Developments, Inc. of our report dated August 4, 2000, included in the June 30, 2000 Annual Report to Stockholders of Tayco Developments, Inc.

LUMSDEN & McCORMICK, LLP
Buffalo, New York
September 8, 2000

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Tayco Developments, Inc.

We have audited the accompanying balance sheets of Tayco Developments, Inc. as of June 30, 2000 and 1999, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tayco Developments, Inc. as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Lumsden & McCormick, LLP
Buffalo, New York
August 4, 2000

TAYCO DEVELOPMENTS, INC.

Balance Sheets

June 30,	2000	1999
Assets
Current assets:
Cash	$ 5,408	$ 16,313
Short-term investments	25,973	24,571
Receivable - affiliate, net (Note 8)	329,040	176,440
Prepaid expenses	7,981	5,810
	368,402	223,134
Investments in affiliates, at equity (Note 2)	1,947,885	1,712,828

Property and equipment, net (Note 3)	5,047	7,715

Other:
Patents, net	129,367	126,503
Cash value of life insurance, net (Note 4)	75,408	66,098
	204,775	192,601
	$2,526,109	$2,136,278

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt (Note 5)	$ -	$ 14,411
Accrued expenses	14,076	22,896
Accrued income taxes	38,641	6,768
	52,717	44,075

Deferred income taxes (Note 6)	1,800	2,400

Stockholders' equity:
Common stock - authorized 1,000,000 shares $.05 par value, issued 993,922 shares
	49,696	49,696
Paid-in capital	670,605	670,605
Retained earnings	1,756,920	1,375,131
	2,477,221	2,095,432
Treasury stock - 3,709 shares at cost	(5,629)	(5,629)
	2,471,592	2,089,803

	$2,526,109	$2,136,278
See accompanying notes.

TAYCO DEVELOPMENTS, INC.

Statements of Income

For the years ended June 30,	2000	1999

Revenues (Note 8):
Royalties	$ 221,335	$ 181,810
Research and development	319,714	252,173
Total revenues	541,049	433,983

Operating expenses
Research and development	139,763	131,064
Selling, general and administrative	152,836	142,406
Depreciation	2,668	3,565
Amortization, patents	13,782	12,474
Total operating expenses	309,049	289,509

Operating income	232,000	144,474

Interest expense, net	2,768	3,513

Income before income taxes and equity in net income of affiliates	229,232	140,961

Provision for income taxes (Note 6)	82,500	43,500

Income before equity in net income of affiliates	146,732	97,461

Equity in net income of affiliates (Note 2)	235,057	195,517

Net income	$ 381,789	$ 292,978

Basic earnings per common share (Note 7)	$ 0.39	$ 0.30

See accompanying notes

TAYCO DEVELOPMENTS, INC.

Statements of Changes in Stockholders' Equity

For the years ended June 30, 2000 and 1999

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock

Balance, July 1, 1998	$ 49,696	$670,605	$1,082,153	$ (5,629)

Net income for the year ended June 30, 1999	-	-	292,978	-

Balance, June 30, 1999	49,696	670,605	1,375,131	(5,629)

Net income for the year ended June 30, 2000	-	-	381,789	-

Balance, June 30, 2000	$ 49,696	$670,605	$1,756,920	$ (5,629)

See accompanying notes.

TAYCO DEVELOPMENTS, INC.

Statements of Cash Flows
For the years ended June 30,	2000	1999

Cash flows from operating activities:
Net income	$ 381,789	$ 292,978
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	16,450	16,039
Equity in net income of affiliates	(235,057)	(195,517)
Deferred income taxes	(600)	(700)
Changes in other current assets and current liabilities:
Receivable - affiliate, net	(152,600)	(52,695)
Prepaid expenses	(2,171)	(1,388)
Accrued income taxes	31,873	2,225
Accrued expenses	(8,820)	5,521

Net cash flows from operating activities	30,864	66,463

Cash flows from investing activities:
Increase in short-term investments	(1,402)	(1,305)
Acquisition of patents	(16,646)	(7,887)
Increase in cash value of life insurance, net	(9,310)	(9,318)

Net cash flows for investing activities	(27,358)	(18,510)

Cash flows for financing activities:
Repayment of long-term debt	(14,411)	(33,437)

Net increase (decrease) in cash	(10,905)	14,516

Cash - beginning	16,313	1,797
Cash - ending	$ 5,408	$ 16,313

See accompanying notes.

Tayco Developments, Inc.

Notes to Financial Statements

1.	Summary of Significant Accounting Policies:

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

Property and Equipment:

Property and equipment is stated at cost net of accumulated depreciation. Depreciation is provided using straight-line and accelerated methods. Estimated useful lives range from 5 to 7 years.

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

2.	Investments in Affiliates:
	2000	1999
Investment, at cost Devices (25% ownership)
	$ 375,866	$ 375,866
Tayco Realty Corporation (Realty) (42% ownership)	102,400	102,400
	478,266	478,266
Cumulative equity in net income of the affiliates	1,469,619	1,234,562
	$1,947,885	$1,712,828

Equity in net income of affiliates consisted of the following:

	2000	1999
Devices	$202,089	$165,981
Realty	32,968	29,536
	$235,057	$195,517

The cost of the investments in the affiliates exceeded the Company's share of the underlying book value of net assets of these affiliates by $143,667 at the various dates of acquisition, and this excess ($60,470 balance at June 30, 2000) is being amortized on a straight-line basis over 40 years, by reducing reported equity in net income of affiliates. Amortization of this excess cost was $2,913 for the years ended June 30, 2000 and 1999. The common shares of Realty and approximately 57% of the common shares of Devices owned by the Company are unregistered and, therefore, their marketability is limited.

Following is a summary of the consolidated financial position and results of operations of these affiliates:

	2000	1999
Balance sheet:
Current assets	$7,739,103	$7,035,494
Property and equipment, net	2,679,016	2,705,563
Other assets	662,902	609,668
	$11,081,021	$10,350,725

Current liabilities	$2,961,853	$2,792,071
Noncurrent liabilities	1,381,052	1,682,722
Stockholders' equity	6,738,116	5,875,932
	$11,081,021	$10,350,725
Income statement:
Sales, net	$11,482,340	$11,145,309
Net Income	$ 865,232	$ 711,672

3.	Property and Equipment:
	2000	1999
Laboratory equipment	$ 24,511	$ 24,511
Shop equipment	34,249	34,249
Furniture and fixtures	14,629	14,629
	73,389	73,389
Less accumulated depreciation	68,342	65,674
	$ 5,047	$ 7,715

Depreciation expense was $2,668 and $3,565 for the years ended June 30, 2000 and 1999.

4.	Cash Value of Life Insurance:
	2000	1999
Cash values	$149,193	$139,793
Less policy loans	73,785	73,695
	$ 75,408	$ 66,098

Interest on outstanding policy loans is payable at 6% per annum.

5.	Long-Term Debt:
	2000	1999
Unsecured loan payable to a former
officer/stockholder of the Company	$ -	$14,411

6.	Provision for Income Taxes:
	2000	1999
Current tax provision:
Federal	$64,900	$33,100
State	18,200	11,100
	83,100	44,200
Deferred tax provision:
Federal	(500)	(600)
State	(100)	(100)
	(600)	(700)
	$82,500	$43,500

A reconciliation of provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2000	1999
Computed tax at the expected statutory rate
	$77,900	$47,900
State tax - net of Federal tax benefit
	11,900	7,300
Effect of graduated Federal rates	(7,300)	(11,700)
	$82,500	$43,500

7.	Basic Earnings Per Common Share:

Basic earnings per common share have been computed based upon the weighted average of common shares outstanding during the year. The number of shares used in the computation of basic earnings per share was 990,213 for the years ended June 30, 2000 and 1999.

8.	Related Party Transactions:

Royalty revenues were earned from Devices for the use of Company patents in its manufacturing operations.

Research and development revenues were earned from services performed by Company research engineers for Devices.

The Company leases office and laboratory facilities from Devices at a current annual rental of $10,000. Rental expense under the lease was $10,000 for the years ended June 30, 2000 and 1999.

9.	Fair Value of Financial Instruments:

The carrying amounts of cash, receivables, other accrued expenses and long-term debt approximate fair value because of the short maturity of these instruments.

10.	Cash Flows Information:

Net cash flows from operating activities reflect cash payments for interest and income taxes for the years ended June 30, 2000 and 1999 as follows:

	2000	1999
Interest	$ 4,169	$ 5,318

Income taxes	$51,227	$41,975