Form 10QSB
period 2000-09-30
TAYCO DEVELOPMENTS INC
filed 2000-11-06
CIK 894952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2000

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

Yes X	No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.

CLASS	Outstanding at September 30, 2000
Common Stock (5 cents par value)	990,213

FORM 10-QSB
TAYCO DEVELOPMENTS, INC. - INDEX

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
CONDENSED BALANCE SHEET

ASSETS	09/30/00	6/30/00
Current
Cash	$ 42,484	$ 31,381
Receivables - Affiliates, Current	307,162	329,040
Prepaid Other Expenses	11,077	7,981
Total Current Assets	360,723	368,402

Investments - Affiliate, at Equity	1,992,027	1,947,885
Furniture and Equipment - At Cost	73,389	73,389
Less: Accumulated Depreciation	68,942	68,342
	1,996,474	1,952,932
Other Assets
Patent, Net	130,500	129,367
Receivables - Affiliates, Long-term	- 0 -	- 0 -
Cash Value - Life Insurance, Net	75,408	75,408
Total Other Assets	205,908	204,775

TOTAL ASSETS	$2,563,105	$2,526,109

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Payables - Trade	$ - 0 -	$ - 0 -
Payables - Affiliate	- 0 -	- 0 -
Current Portion of Long Term Debt	- 0 -	- 0 -
Accrued Income Tax	6,766	38,641
Accrued Expenses	14,540	14,076
Total Current Liabilities	21,306	52,717

Non Current
Long Term Debt		- 0 -
Deferred Income Tax	1,800	1,800
Total Non Current Liabilities

STOCKHOLDERS' EQUITY
Common Stock, par value $.05 per share, 1,000,000 shares authorized, 990,213 issued	49,696	49,696
Paid - In Capital	670,605	670,605
Retained Earnings	1,825,327	1,756,920
	2,545,628	2,477,221

Less: Cost of Treasury Stock 3,709 Shares at Cost	5,629	5,629
Total Stockholders' Equity	2,539,999	2,471,592

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,563,105	$2,526,109

See notes to condensed financial statements.

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
CONDENSED STATEMENT OF INCOME

	THREE MONTHS ENDED SEPTEMBER 30

	2000	1999
NET SALES
Royalties	$ 33,863	$ 52,893
Research & Development	83,779	67,340
Total Revenues	117,642	120,233

EXPENSES
Research & Development	39,467	41,975
Selling, General Administrative	38,878	36,898
Amortization & Depreciation	4,200	4,200
Total Expenses	82,545	83,073

Operating Income	35,097	37,160

OTHER INCOME/(EXPENSE)	368	(1,316)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	35,465	35,844
Provisions for Income Taxes	11,200	12,600

Net Income before Equity in Net Income of Affiliates	24,265	23,244

Equity in Net Income of Affiliates	44,142	31,050

NET INCOME	$ 68,407	$ 54,294

NET INCOME PER SHARE	$ .069	$ .055

See notes to condensed financial statements.

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED SEPTEMBER 30

	2000	1999
Cash Flows From Operating Activities
Net Income	$ 68,407	$ 54,294
Adjustments to reconcile Net Income to Net Cash Flows from Operating Activities:
Amortization - Patents	3,600	3,300
Depreciation	600	900
Equity in Net Income of Affiliates	(44,142)	(31,050)
Changes in:
Receivables - Affiliates	21,878	(21,232)
Prepaid Expenses	(3,096)	(4,588)
Payables - Trade	- 0 -	- 0 -
Payables - Affiliates	- 0 -	- 0 -
Accrued Income Taxes	(31,875)	(14,849)
Accrued Expenses	464	18,973
Amounts due to Stockholders	- 0 -	(8,514)
Net cash from (for) operating activities	15,836	(2,766)

Cash Flows for Investing Activities
Acquisition of Patents	(4,733)	(8,888)
Net Increase in Cash	11,103	(11,654)

Cash Balance, Beginning of Period	31,381	40,884

Cash Balance, End of Period	$ 42,484	$ 29,230

See notes to condensed financial statements.

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT

1.	The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2000 and September 30, 1999 and the results of operations for the three months then ended. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended June 30, 2000.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.	To calculate the earnings per share for the three month periods ended September 30, 2000 and 1999, the profit was divided by the outstanding shares of 990,213.

4.	The results of operations for the three month period ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

5.	Significant Equity Investee: The Company owns a 25% equity investment in Taylor Devices, Inc. For the 4 months ended 9/30/00, Taylor Devices, Inc. had sales of $3,573,353 gross profit of $1,525,216 and net income of $201,977.

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

A summary of the period to period changes in the principal items included in the condensed statements of income is shown below:

	Comparisons of Three Months Ended 09/30/00 vs. 09/30/99
	Increase		(Decrease)
Royalties		$ (19,030)
Research & Development		16,439
R&D Expense		(2,508)
SG&A		1,980
Amortization / Depreciation		- 0 -
Operating Income		(2,063)
Other Income (Expense)		1,684
Income Before Taxes & Equity in Affiliates		(379)
Provision for Taxes		(1,400)
Equity in Affiliates		13,092
Net Income		14,113

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
MANAGEMENT'S DISCUSSION (CON'T)

(All figures being compared are for the first quarters of Fiscal Year ending 2001 and Fiscal Year ended 2000).

Financial results for the Company's first quarter of Fiscal Year 2001 were marked by record first quarter Research & Development revenue, stable expenses and a strong equity income contribution from its affiliates. For the period ending September 30, 2000, Net Income showed an increase of 26%.

Total Revenues decreased slightly, from $120,233 in FY00 to $117, 642 in FY01, the net result of record first quarter R & D revenues and a reduced Royalty Income amount. Royalty Income was impacted by adjustments made to the estimated progress billing revenues and expenses reported by one of the Company's affiliates at the close of the prior year. Total expenses decreased slightly as reduced insurance and administrative expenses offset a moderate increase in rent.

Other Income improved in FY01 by $1,684 as the Company retired its only debt obligation in FY00 and is no longer paying interest expense. After the provision for taxes, Net Income before Equity in Affiliates was $24,265 in FY01, approximately 4.4% better than FY00's figure of $23, 244.

Equity in Net Income of Affiliates improved to $44,142 in FY01 from $31,050 in FY00 as both of the Company's affiliates, Taylor Devices, Inc. and Tayco Realty made positive contributions to the figure. Net Income for the first quarter of FY01 was $68,407 and $.069 per share compared to $54,294 and $.055 per share in the prior year.

In the first quarter of FY01, the Company's results were favorably impacted by the high utilization rate of its technical staff on two aerospace/defense projects previously awarded to its affiliate, Devices. At this time, the projects are still active and will continue to produce additional R & D revenues for the Company in FY01. Currently, most of the developmental projects are also related to the aerospace/defense sector. Among those efforts closest to becoming revenue producing projects are a new, miniaturized version of the navigator struts that Taylor Devices may manufacture shortly and a sophisticated panel display damping system for an extremely sensitive radar device.

Based on market demands - both commercial and defense - for the services of the Company's staff and the continuing expectations of good performance from the Company's affiliates, Management believes FY01 will show good financial results, consistent with the performance shown over the past few fiscal years. At this time, Management does not believe that it will be necessary to seek funding from external sources.

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.

PART II-	OTHER INFORMATION

	ITEM 1	Legal Proceedings:
The Company is not currently engaged in any litigation.

	ITEM 2	Changes in Securities - None

	ITEM 3	Defaults Upon Senior Securities - None

	ITEM 4	Submission of Matters to Vote of Securities Holders
ITEM 5	Other Information - None

ITEM 6	Exhibits - Documents filed as part of this report: Lease Agreement, dated July 1, 2000, between the registrant and Taylor Devices, Inc.

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
ACCOUNTANTS' REVIEW REPORT

We have reviewed the condensed balance sheet of Tayco Developments, Inc. as of September 30, 2000, and the related condensed statements of income and cash flows for the three months ended September 30, 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of June 30, 2000, and the related statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated August 4, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived. We have not reviewed or compiled the related condensed statements of income and cash flows for the three months ended September 30, 1999 and, accordingly, do not express an opinion or any other form of assurance on them.

Lumsden & McCormick, LLP
Buffalo, New York
October 30, 2000

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYCO DEVELOPMENTS, INC.
(Registrant)
By	/s/Douglas P. Taylor	Date	November 6, 2000
Douglas P. Taylor Chairman of the Board of Directors President (Principal Executive Officer)

AND

By	/s/Kenneth G. Bernstein	Date	November 6, 2000
Kenneth G. Bernstein Chief Accounting Officer