Form 10QSB
period 2000-12-31
TAYCO DEVELOPMENTS INC
filed 2001-02-14
CIK 894952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 2000

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

Yes    X          No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.

CLASS	Outstanding at December 31, 2000
Common Stock (5 cents par value)	990,213

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
CONDENSED BALANCE SHEET

ASSETS	12/31/00	6/30/00
Current
Cash	$ 54,896	$ 31,381
Receivables - Affiliates, Current	270,494	329,040
Prepaid Other Expenses	7,938	7,981
Total Current Assets	333,328	368,402

Investments - Affiliate, at Equity	2,038,988	1,947,885
Furniture and Equipment - At Cost	73,389	73,389
Less: Accumulated Depreciation	69,542	68,342
	2,042,835	1,952,932
Other Assets
Patent, Net	134,457	129,367
Receivables - Affiliates, Long-term	- 0 -	- 0 -
Cash Value - Life Insurance, Net	75,408	75,408
Total Other Assets	209,865	204,775

TOTAL ASSETS	$2,586,028	$2,526,109

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Payables - Trade	$ - 0 -	$ - 0 -
Payables - Affiliate	- 0 -	- 0 -
Current Portion of Long Term Debt	- 0 -	- 0 -
Accrued Income Tax	(26,384)	38,641
Accrued Expenses	12,061	14,076
Total Current Liabilities	(14,323)	52,717

Non Current
Long Term Debt	- 0 -	- 0 -
Deferred Income Tax	1,800	1,800
Total Non Current Liabilities	1,800	1,800

STOCKHOLDERS' EQUITY
Common Stock, par value $.05 per share, 1,000,000 shares authorized, 990,213 issued	49,696	49,696
Paid - In Capital	670,605	670,605
Retained Earnings	1,883,879	1,756,920
	2,604,180	2,477,221

Less: Cost of Treasury Stock 3,709 Shares at Cost	5,629	5,629
Total Stockholders' Equity	2,598,551	2,471,592

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,586,028	$2,526,109

See notes to condensed financial statements.

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
CONDENSED STATEMENTS OF INCOME

	Six Months Ended December 31		Three Months Ended December 31

	2000	1999	2000	1999
NET SALES
Royalties	$ 54,348	$ 117,939	$ 20,485	$ 65,046
Research & Development	167,100	145,120	83,321	77,780
Total Revenues	221,448	263,059	103,806	142,826

EXPENSES
Research & Development	81,023	81,410	41,556	39,435
Selling, General Administrative	81,189	76,277	42,311	39,379
Amortization & Depreciation	8,400	8,400	4,200	4,200
Total Expenses	170,612	166,087	88,067	83,014

Operating Income	50,836	96,972	15,739	59,812

OTHER INCOME/(EXPENSE)	(580)	(631)	(948)	685
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	50,256	96,341	14,791	60,497
Provisions for Income Taxes	14,400	39,600	3,200	27,000

Net Income before Equity in Net Income o f Affiliates	35,856	56,741	11,591	33,497

Equity in Net Income of Affiliates	91,103	64,400	46,961	33,350

NET INCOME	$ 126,959	$ 121,141	$ 58,552	$ 66,847

NET INCOME PER SHARE	$ .128	$ .122	$ .059	$ .068

See notes to condensed financial statements.

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
CONDENSED STATEMENT OF CASH FLOWS

	Six Months Ended December 31

	2000	1999
Cash Flows From Operating Activities
Net Income	$ 126,959	$ 121,141
Adjustments to reconcile Net Income to Net Cash Flows from Operating Activities:
Amortization - Patents	7,200	8,400
Depreciation	1,200
Equity in Net Income of Affiliates	(91,103)	(64,400)
Changes in:
Receivables - Affiliates	58,546	(64,242)
Prepaid Expenses	43	(2,151)
Payables - Trade		- 0 -
Payables - Affiliates		- 0 -
Accrued Income Taxes	(65,025)	(9,454)
Accrued Expenses	(2,015)	33,543
Amounts due to Stockholders	- 0 -	(14,411)
Net cash from (for) operating activities	35,805	10,225

Cash Flows for Investing Activities
Acquisition of Patents	(12,290)	(16,053)
Net Increase in Cash	23,515	(5,828)

Cash Balance, Beginning of Period	$ 31,381	$ 40,884

Cash Balance, End of Period	$ 54,896	$ 35,056

See notes to condensed financial statements.

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT

1.	The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows as of December 31, 2000 and December 31, 1999 and the results of operations for the three and six months then ended. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended June 30, 2000.

2.	There is no provision nor shall there be any provision for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.	To calculate the earnings per share for the three and six month periods ended December 31, 2000 and 1999, the profit was divided by the outstanding shares of 990,213, which is net of the Treasury Shares.

4.	The results of operations for the three and six month periods ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

5.	Significant Equity Investee: The Company owns a 25% equity investment in Taylor Devices, Inc. For the 7 months ended 12/31/00, Taylor Devices, Inc. had sales of $6,399,812, gross profit of $2,556,226 and net income of $337,330.

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

A summary of the period to period changes in the principal items included in the condensed statements of income is shown below:
Comparisons of Six Months Ended 12/31/00 vs. 12/31/99
Increase (Decrease)

Royalties	(63,591)
Research & Development	21,980
R&D Expense	(387)
SG&A	4,912
Amortization / Depreciation	- 0 -
Operating Income	(46,136)
Other Income (Expense)	51
Income Before Taxes & Equity in Affiliates	(46,085)
Provision for Taxes	(25,200)
Equity in Affiliates	26,703
Net Income	5,818

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
MANAGEMENT'S DISCUSSION (CON'T)

In the first half of Fiscal Year 2001, the six months ending December 31, 2000, the Company enjoyed the second best results (since the 1991 restructuring) as record high Research and Development revenues and record high Equity Income offset reduced Royalty Income.

For The Six Months Ending December 31, 2000 (all figures being compared are for the first six months Fiscal Year 2001 versus the first six months of Fiscal Year 2000)

R&D Income for FY01 improved by 15% to $167,100 compared to $145,120 for FY00, as the Company's technical staff continued to apply most of their efforts to two aerospace/defense projects. Royalty Income declined, reflecting the product mix of the Company's affiliate Taylor Devices. Devices' shipments of defense products have been lower in FY01 as some long-term contracts reached their conclusion. Other expenses rose moderately to $170,612 versus $166,087 due primarily to increased personnel costs and travel related expenses. Operating Income was $50,836 in FY01 compared to $96,972 in FY00, due almost entirely to the change in Royalty Income generated.

Equity in the Net Income of the Company's two affiliates, Devices and Tayco Realty, increased by 41% to $91,103, helping to produce the second-best six month Net Income figure in the Company's history, $126,959, and earnings per share of $0.128.

For the Three Months Ending December 31, 2000 (All figures being compared are for the three months ended December 31, 2000 versus the three months ended December 31, 1999)

Financial results for the second quarter of Fiscal Year 2001 paralleled those of the six-month period discussed above. R&D revenues of $83,321 were a 7.1% improvement over $77,780 for FY00. Royalty Income was recorded at $20,485, down from $65,046 the prior year. Operating Expenses increased to $88,067 from the previous year's figure of $83,014 due to the aforementioned personnel and travel costs. Equity in the Net Income of Affiliates improved by 40.8% to $46,961 over last year's figure of $33,350. Net Income for the period was $58,552 and $.059 per share versus the results for FY00 of $66,847 and $.068 per share. Overall, the second quarter of FY01 was a strong one - the third best since the restructuring.

For the Remainder of Fiscal Year 2001

As noted in the text above, the Company was impacted by the completion, by its affiliate Devices, of several royalty-bearing aerospace/defense component contracts. At this time, Management is seeing activities that indicate new contracts should be awarded by the government in the near future. Although there are no guarantees concerning the timing of the placement of these re-supply contracts or that Devices will be awarded any of the contracts, Management believes that Devices will ultimately receive its historic share of any contracts placed and that Royalty Income will again reflect income from these shipments. At 12/31/00, the demand for the Company's technical services remains extremely high as Devices continues in the development stage of two large aerospace contracts. Additionally, Devices has recently reported that its backlog is at a near-record level and marketing prospects remain very positive, indicating that the Company's Royalty and Affiliate Income should be strong for the rest of Fiscal Year 2001.

In addition to the two continuing aerospace/defense contracts, the efforts of the Company's staff are showing progress in other areas. A prototype set of isolators (for a ship borne radar system) is currently undergoing live-fire testing. Successful results could lead to substantial contracts in the near future. Two other military projects - a fin deployment damper and a gun buffer - have met government specifications. The Company is awaiting final procurement decisions on these items.

Based on the mid-year results and the continued high utilization of the Company's staff on Devices' projects, both military and civilian, management anticipates that Fiscal Year 2001 will be a good year with results consistent with those of the past few fiscal years. At this time, Management does not foresee any need to seek funding from external sources.

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.

PART II-	OTHER INFORMATION

	ITEM 1	Legal Proceedings:
		The Company is not currently engaged in any litigation.

	ITEM 2	Changes in Securities - None

	ITEM 3	Defaults Upon Senior Securities - None

	ITEM 4	Submission of Matters to Vote of Securities Holders
	1.	The Annual Meeting of Shareholders was held on November 10, 2000. The total outstanding number of shares on the meeting record date of September 22, 2000 was 990,213. A total of 839,879 shares were present in person or by proxy at the meeting. The following are the election results for the slate of directors presented by management:
			Votes For	Votes Withheld/Against
		Douglas P. Taylor	838,189	1,690
		David A. Lee	837,541	2,338
		Joseph P. Gastel	838,420	1,459
		Paul L. Tuttobene	838,420	1,459
		Janice M. Nicely	838,420	1,459

	ITEM 5	Other Information - None

	ITEM 6	Exhibits - None

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
ACCOUNTANTS' REVIEW REPORT

We have reviewed the condensed balance sheet of Tayco Developments, Inc. as of December 31, 2000, and the related condensed statements of income and cash flows for the three and six months ended December 31, 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of June 30, 2000, and the related statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated August 4, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived. We have not reviewed or compiled the related condensed statements of income and cash flows for the three and six months ended December 31, 1999 and, accordingly, do not express an opinion or any other form of assurance on them.

Lumsden & McCormick, LLP
Buffalo, New York
January 24, 2001

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYCO DEVELOPMENTS, INC.
(Registrant)

By	/s/Douglas P. Taylor	Date	February 14, 2001
Douglas P. Taylor Chairman of the Board of Directors President (Principal Executive Officer)
AND

By	/s/Kenneth G. Bernstein	Date	February 14, 2001
Kenneth G. Bernstein Chief Accounting Officer