Form 10QSB
period 2001-03-31
TAYCO DEVELOPMENTS INC
filed 2001-05-09
CIK 894952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2001

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

Yes X No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.

CLASS	Outstanding at March 31, 2001
Common Stock (5 cents par value)	990,213

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
CONDENSED BALANCE SHEET

ASSETS	3/31/01	6/30/00
Current
Cash	$ 62,320	$ 31,381
Receivables - Affiliates, Current	350,400	329,040
Prepaid Other Expenses	9,729	7,981
Total Current Assets	422,449	368,402

Investments - Affiliate, at Equity	2,132,568	1,947,885
Furniture and Equipment - At Cost	73,389	73,389
Less: Accumulated Depreciation	70,142	68,342
	2,135,815	1,952,932
Other Assets
Patent, Net	137,796	129,367
Receivables - Affiliates, Long-term	- 0 -	- 0 -
Cash Value - Life Insurance, Net	75,408	75,408
Total Other Assets	213,204	204,775

TOTAL ASSETS	$2,771,468	$2,526,109

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accrued Income Tax	$ - 0 -	$ 38,641
Accrued Expenses	- 0 -	14,076
Total Current Liabilities	- 0 -	52,717

Non Current
Deferred Income Tax	1,800	1,800
Total Non Current Liabilities	1,800	1,800

STOCKHOLDERS' EQUITY
Common Stock, par value $.05 per share, 1,000,000 shares authorized, 990,213 issued	49,696	49,696
Paid - In Capital	670,605	670,605
Retained Earnings	2,054,996	1,756,920
	2,775,297	2,477,221

Less: Treasury Stock, 3,709 Shares at Cost	5,629	5,629
Total Stockholders' Equity	2,769,668	2,471,592

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,771,468	$2,526,109

See notes to condensed financial statements.

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
CONDENSED STATEMENTS OF INCOME

	Nine Months Ended March 31		Three Months Ended March 31

	2001	2000	2001	2000
NET SALES
Royalties	$ 155,967	$ 184,065	$ 101,619	$ 66,126
Research & Development	273,154	242,636	106,054	97,516
Total Revenues	429,121	426,701	207,673	163,642

EXPENSES
Research & Development	122,026	118,933	41,003	37,523
Selling, General & Administrative	116,049	116,719	34,860	40,442
Amortization & Depreciation	12,600	12,600	4,200	4,200
Total Expenses	250,675	248,252	80,063	82,165

Operating Income	178,446	178,449	127,610	81,477

OTHER INCOME/(EXPENSE)	(2,653)	(277)	(2,073)	354
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	175,793	178,172	125,537	81,831
Provisions for Income Taxes	62,400	63,600	48,000	24,000

Income before Equity in Net Income of Affiliates	113,393	114,572	77,537	57,831

Equity in Net Income of Affiliates	184,683	121,832	93,580	57,432

NET INCOME	$ 298,076	$ 236,404	$ 171,117	$ 115,263

NET INCOME PER SHARE	$ .301	$ .239	$ .173	$ .116

See notes to condensed financial statements.

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
CONDENSED STATEMENT OF CASH FLOWS

	Nine Months Ended March 31

	2001	2000
Cash Flows From Operating Activities
Net Income	$ 298,076	$ 236,404
Adjustments to reconcile Net Income to Net Cash Flows from Operating Activities:
Amortization - Patents	10,800	12,600
Depreciation	1,800	2,699
Equity in Net Income of Affiliates	(184,683)	(121,832)
Changes in:
Receivables - Affiliates	(21,360)	(151,853)
Prepaid Expenses	(1,748)	(3,437)
Accrued Income Taxes	(38,641)	7,506
Accrued Expenses	(14,076)	41,489
Amounts due to Stockholders	- 0 -	(14,411)
Net cash from operating activities	50,168	9,165

Cash Flows for Investing Activities
Acquisition of Patents	(19,229)	(20,570)
Net Increase (Decrease) in Cash	30,939	(11,405)

Cash Balance, Beginning of Period	$ 31,381	$ 40,884

Cash Balance, End of Period	$ 62,320	$ 29,479

See notes to condensed financial statements.

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENT

1.	The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2001 and March 31, 2000 and the results of operations for the three and nine months then ended. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended June 30, 2000.

2.	There is no provision nor shall there be any provision for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.	To calculate the earnings per share for the three and nine month periods ended March 31, 2001 and March 31, 2000, the profit was divided by the outstanding shares of 990,213.

4.	The results of operations for the three and nine month periods ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

5.	Significant Equity Investee: The Company owns a 25% equity investment in Taylor Devices, Inc. For the 10 months ended 3/31/01 and 3/31/00, Taylor Devices, Inc. had sales of $10,338,402 and $9,552,311, gross profit of $4,010,654 and $3,563,813 and net income of $658,577 and $442,501, respectively.

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

A summary of the period to period changes in the principal items included in the condensed statements of income is shown below:
Comparisons of Nine Months Ended 3/31/01 vs. 3/31/00
Increase (Decrease)

Royalties	(28,098)
Research & Development	30,518
R&D Expense	3,093
SG&A	(670)
Amortization / Depreciation	- 0 -
Operating Income	(3)
Other Income (Expense)	2,376
Income Before Taxes & Equity in Affiliates	(2,379)
Provision for Taxes	(1,200)
Equity in Affiliates	62,851
Net Income	61,672

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
MANAGEMENT'S DISCUSSION (CON'T)

The Company posted its single best quarter (since the 1991 restructuring) in the third quarter of Fiscal Year 2001. New record levels were established in all operating categories leading to a new record high quarterly income figure. Driven by these third quarter results, the nine month year-to-date figures also produced new record high figures for total revenues and net income.

For the Nine Months Ended 03/31/01 (all figures being compared are for the first nine months of Fiscal Year 2001 versus the first nine months of Fiscal Year 2000)

Total Revenues for FY01 increased to $429,121 compared to $426,701 for FY2000 as the $30,518 increase in Research & Development Income more than offset a reduced figure for Royalties. The R&D revenue figure of $273,154, which represents a new record high for the nine month reporting period, was generated by the continuing high utilization rate of the Company's technical staff and an increase in the hourly rate charged.

Total Expenses increased slightly in FY2001, from $248,252 to $250,675, as savings in administrative areas offset most of the personnel related increases. With both revenues and expenses showing moderate increases in FY 2001, the Operating Income for FY2001 was almost exactly the same as FY2000 - $178,446 versus $178,449. Minor differences in Other Expenses and the Tax Provision brought the difference in the Income before Equity in Affiliates to about $1,200, with FY2001 producing a figure of $113,393 versus $114,572 for FY2000.

For the first nine months of FY2001, Equity Income from the Company's two affiliates, Taylor Devices and Tayco Realty was reported as $184,683, a record high figure for a nine month period and 51.6% higher than last year's figure of $121,832. This sizeable increase in Equity Income helped produce a record high Net Income figure for FY2001 of $298,076 and Earnings Per Share of $.301 compared to the nine month figures of $236,404 and $.239 per share for FY2000. The income and EPS figures for FY2001 represent a 26.1% improvement over the previous year.

For the Three Months Ended 03/31/01 (All figures being compared are for the three months ended 03/31/01 versus the three months ended 03/31/00)

As stated in the opening paragraph of this section, the three months ended 3/31/01 produced the most favorable financial results of any of single quarter since the 1991 restructuring. Revenues in both categories, Royalties and R & D, exceeded $100,000 for the first time as the Company contributed to intensified levels of effort on two substantial defense/aerospace contracts held by Devices. Royalty Income was $101,619, up $35,493 and 53.7% from the figure of $66,126 for FY2000. R & D revenues improved by 8.8% and $8,538, from $97,516 to $106,054 due in part to the rate increase implemented on February 1, 2001. Combined Revenues were $207,673 for FY2001, improving by $44,031 and 26.9% over FY2000. Total Expenses declined slightly to $80,063 from $82,165 for FY2000. After provisions for Other Expenses and Taxes, Income from Operations for FY2001 was $77,537, a record high for any single quarter and 34.1% higher than the figure of $57,831 for FY2000.

The Equity in Net Income of Affiliates figure, $93,580, represents the best ever for a third quarter and the second best for any single quarter. It is also a 62.9% increase over the value of $57,432 for FY2000. The result of these record or near record figures for the third quarter of FY2001 was a Net Income of $171,117 and $.173 Earnings Per Share. These are both record highs for any quarter and represent a 48.5% improvement over the results of $115,263 and $.116 per share for FY2000.

For the Remainder of FY01

As evidenced by the nine-month figures, the Company is currently operating at historically high profit levels and should continue to do so in the near future. The two defense/aerospace contracts which have received the predominant portion of the technical staff's efforts for the past eighteen months are still at least partly in the development stage and are both undergoing design/scope changes that could prolong the Company's involvement. Concurrently, the Company's engineers are involved in the design stage of motion control devices used on aircraft flight simulators and are finalizing the manufacturing specifications on the dampers for a "one-of-a-kind" pedestrian bridge located in Europe.

On March 28, 2001, the Board of Directors of Tayco Developments, Inc. voted to change the Company's fiscal year end from June 30 to May 31. This date, which coincides with the fiscal year end date of its two affiliates, will produce some administrative efficiencies and cost savings. As a result of this conversion, FY2001 will be an eleven-month year and the final financial results reported for FY2001 will most likely approach, but not surpass the financial results of FY2000.

At this time, Management does not foresee any need to seek funding from external sources.

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.

PART II-	OTHER INFORMATION

	ITEM 1	Legal Proceedings:
The Company is not currently engaged in any litigation.

	ITEM 2	Changes in Securities - None

	ITEM 3	Defaults Upon Senior Securities - None

	ITEM 4	Submission of Matters to Vote of Securities Holders - None
	ITEM 5	Other Information - None

ITEM 6	Exhibits and Reports on Form 8-K:
Current Report on Form 8-K and filed April 5, 2001, announced the Registrant's plan to change the fiscal year of the Corporation to be the 12 months ending May 31 of each year.

Documents filed as part of this Report:
	1.	By-laws of the Corporation amended as of March 28, 2001, with attached copy of Proxy Review Guidelines, reaffirmed by action of the Board of Directors on March 28, 2001.

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
ACCOUNTANTS' REVIEW REPORT

We have reviewed the condensed balance sheet of Tayco Developments, Inc. as of March 31, 2001, and 2000, and the related condensed statements of income and cash flows for the three and nine months then ended. These financial statements are the responsibility of the Company's management.

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

Lumsden & McCormick, LLP
Buffalo, New York
April 23, 2001

FORM 10-QSB
TAYCO DEVELOPMENTS, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYCO DEVELOPMENTS, INC.
(Registrant)

By	/s/Douglas P. Taylor	Date	May 9, 2001
Douglas P. Taylor Chairman of the Board of Directors President (Principal Executive Officer)

AND

By	/s/Kenneth G. Bernstein	Date	May 9, 2001
Kenneth G. Bernstein Chief Accounting Officer