Form 10KSB
period 2001-05-31
TAYCO DEVELOPMENTS INC
filed 2001-08-29
CIK 894952

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
F O R M 10-KSB
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the eleven months ended May 31, 2001	Commission file number 2-15966

TAYCO DEVELOPMENTS, INC.
(Exact name of small business issuer as specified in its charter)

New York	16-0835557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Taylor Drive, P.O. Box 748, North Tonawanda, New York	14120-0748
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number	(716) 694-0877

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
Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB.

[ X ] N/A

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12-b 2 of the Exchange Act) of the registrant, computed by reference to the average of the bid and asked price on August 21, 2001 was $1,237,004. In addition to shares excluded by affiliates, this calculation also excludes shares of the registrant's Common Stock that are held by Schedule 13D filers.

The number of shares outstanding of the registrant's class of Common Stock, as of the latest practicable date.

Class	Outstanding at August 21, 2001
Common Stock, $.05 par value	990,213

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

Patents, Trademarks and Licenses

The Company holds approximately 41 patents expiring at different times until the year 2018. In fiscal 2001, royalty income from the patents accounted for 41% of the Company's income.

Under the License Agreement dated November 1, 1959 ("License Agreement"), the Company granted Devices preferential rights to market in the United States and Canada all existing and future inventions and patents owned by the Company. The term of the License Agreement is the life of the last-to-expire patent on which Devices is paying royalties, the date of which is March 28, 2018. Devices pays a 5% royalty to the Company on sales of items sold and shipped. During fiscal 2001, Devices paid $187,996 in royalties to the Company. Payments are required to be made quarterly, without interest, and are current.

In addition, the License Agreement provides for the Company to pay Devices 10% of the gross royalties received from third parties who are permitted to make, use and sell machinery and equipment under patents not subject to the License Agreement. These royalties also apply to certain apparatus and equipment subject to the License Agreement which has been modified by Devices, with the rights to the modification assigned to the Company. No royalties were paid to Devices in 2001. Royalties, if any, are paid quarterly. Under the License Agreement, royalties are also paid to Douglas P. Taylor. See "Executive Compensation."

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

Dependence Upon Customers/Terms of Sale/Sales Backlog

The Company's current business is almost totally dependent on Devices. In fiscal 2001, 100% of sales were to Devices in the form of both direct and subcontracted project engineering. Terms of sale are normally net 30 days, with purchase orders issued on a "cost plus" basis. Work is subcontracted from Devices as needed, and consequently there is no backlog. All contract arrangements are at arm's length and are at terms no less favorable to the Company than if made to an independent third party.

Government Contracts

The Company has proposals pending with the federal government, but no assurances can be given that any contracts will be forthcoming.

Research and Development

The Company engages in Research and Development ("R&D") in connection with the design of products that are sold by Devices. See "Patents, Trademarks and Licenses." The Company's income from R&D was $332,774 and $319,714 for the eleven months ended May 31, 2001 and fiscal year 2000, respectively.

Government Regulation

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment have had no material effect on the Company, and the Company believes that it is in substantial compliance with such provisions.

The Company is subject to the Occupational Safety and Health Act ("OSHA") and the rules and regulations promulgated thereunder, which establishes strict standards for the protection of employees, and imposes fines for violations of such standards. The Company believes that it is in substantial compliance with OSHA provisions and does not anticipate any material corrective expenditures in the near future. There have been no significant costs or efforts in conjunction with compliance with environmental standards.

Employees

As of May 31, 2001, the Company had three full time employees, which does not include executive officers.

ITEM 2. DESCRIPTION OF PROPERTY

Pursuant to the Lease Agreement dated July 1, 2000 between the Company and Devices, Devices leases approximately 800 square feet of office and research and development space to the Company at a base annual rental of $12,000. The rate of any rental increase may not exceed 10% annually and may be waived by both parties in writing. The lease will automatically renew on each anniversary of its commencement date unless either party gives three months' written notice to the other of termination. The lease provides that on April 1 of each year, management of both companies will review the lease to determine possible increases for expenses due to increased taxes, maintenance costs, or for additional space utilized by the Company. For the eleven months ended May 31, 2001, the Company paid Devices rental payments totaling $12,000. The real property utilized by the Company is in good condition, adequate for present operations and adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is traded over the counter and is quoted by the Over the Counter Bulletin Board (OTCBB) under the symbol TYCO.OB.

The market prices noted below for fiscal years 2001 and 2000 were obtained from the Pink Sheets and represent estimated prices between dealers, without retail mark-up, mark-down or commission.

	Fiscal 2001		Fiscal 2000
	High	Low	High	Low
First Quarter	2.7500	2.1875	2.5625	2.4688

Second Quarter	2.5000	1.8750	2.5000	2.3750

Third Quarter	3.0000	2.1875	2.6875	2.5000

Fourth Quarter	4.0000	2.3200	2.6875	2.5938

Holders

As of August 1, 2001, the approximate number of holders of record of Common Stock of the Company was 445. Due to a significant number of shares of the Company's Common Stock held in street name, the Company believes that the total number of beneficial owners of its Common Stock would not exceed 1,000.

Dividends

There are no restrictions on the payment of either cash or stock dividends, but no dividends were declared in fiscal years 2001 or 2000.

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

The Company's results for Fiscal Year 2001 represent an eleven-month period. The Company's fiscal year was adjusted to conform to the fiscal year of its affiliate, Devices. Due primarily to the Equity Income recognized from Device's record level performance, the Company also posted a new record Net Income, despite the shortened year.

In FY01 Royalties totaled $187,996, a change of $33,339 from the FY00 figure of $221,335. Royalty income was impacted by the shift in Device's product mix, which reflected the completion of deliveries under certain long-term defense/aerospace procurement contracts. Research and Development revenues of $332,774 for FY01improved from $319,714 for FY00. This increase was attributable to two factors: the continuing high utilization of the Company's engineers on two defense/aerospace projects, and a mid-year increase in the hourly rate charged for their services. The Total Revenue figure for (the eleven months of) FY01 was $520,770, which was $20,279 less than FY00. However, based on preliminary figures for June 2001, had the Company's fiscal year run the full twelve months, its Total Revenues would have exceeded those of FY2000.

Total Operating Expenses for FY01 (11 months) were $310,782, which was $1,733 higher than the FY2000 results. This increase is due primarily to the increased direct labor hours and overtime premium generated by the efforts on the previously mentioned projects. Other Operating Expenses remained essentially stable and the Company did incur some modest savings by combining its payroll and workers' compensation functions with Devices.

Income Before Income Taxes and Equity in Affiliates' for the eleven month FY2001 was $209,936, or $19,296 less than the FY00 figure of $229,232, which represents a full 12 month period. Preliminary figures from June 2001 indicate that Operating Income for the month of June, when added to the eleven month year end figures, roughly equate to the FY2000 figure. Provision for Taxes in FY2001 was $74,000 and 35.2% compared to $82,500 and 36.0% in FY2000.

Equity in the Net Income of Affiliates improved to $264,980 from the previous year's $235,057 and reflects Devices' record setting year in both revenues and net income. Net Income for the Company was a record level $400,916 and $.40 per share compared to $381,789 and $.39 per share in FY2000 - an improvement of 5% despite the reduced length of the fiscal year.

For Fiscal Year 2002, all the elements appear to be in place for another strong year. Devices has a strong backlog of orders and continues to have many opportunities in its expanding seismic product and defense/aerospace markets. Management anticipates that the Company will participate in this high level of activity and endeavor to maintain the current strong revenue streams while looking for opportunities to create or strengthen the long-term sources.

The Company has no plans for expanding its operations, acquiring any capital equipment, or seeking any acquisitions that would require it to raise any incremental funds for FY02 and the near term future.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DOUGLAS P. TAYLOR, (53) is Chairman, President and Chief Executive Officer of the Company since April 1991, has been an executive officer since 1979, and a Director since 1972. Since 1976 and 1977, he has served as Director of Devices and Tayco Realty, respectively. Mr. Taylor is inventor/co-inventor on numerous U.S. Patents assigned to the Company, and is widely published within the fluid power, aerospace/defense, and structural engineering communities.

DAVID A. LEE, (70) has served as a Vice President of the Company since April 1991, and a Director since November 1991. Dr. Lee has served as a consultant to Devices since 1974. He has a Ph.D. and M.E. degree in mechanical engineering from the University of Southern California at Los Angeles, and a B.S. degree in mechanical engineering from the California Institute of Technology.

JOSEPH P. GASTEL, (76) is a patent attorney and has served as a Director and Secretary of the Company and Devices since 1984.

PAUL L. TUTTOBENE, JR., (38) President of PLT Associates, a corporation which serves as a manufacturer's representative for the Company, has been a Director of the Company since November 1991. He has a B.S. degree in marketing from St. John Fisher College.

JANICE M. NICELY, (61) serves the Company and Devices as Shareholder Relations Manager and has been with the Company since 1980. Ms. Nicely has been a Director since November 1992.

KENNETH G. BERNSTEIN, (54) Treasurer of the Company and Treasurer of Taylor Devices, has been with the Company since 1992.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation of the Company's Chief Executive Officer. No executive officer in the Company receives a salary, with the exception of Mr. Bernstein, who as Treasurer of the Company will receive a stipend of $100 per year commencing fiscal year 2002.

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION

Position	Fiscal Year	Salary	Directors' Fees	Royalties (A)	Total
Douglas P. Taylor, Chairman, President and Chief Executive Officer	2001	$0	$ 3,750	$27,500 (B)	$31,250
	2000	$0	$ 3,750	$30,000	$33,750
	1999	$0	$ 2,250	$30,000	$32,250

(A)	A Royalty Agreement with the Chief Executive Officer provides for a monthly payment of $2,500 ($30,000 per year).
(B)	Figure is for the eleven months ended May 31, 2001.

In fiscal 2001, each member of the Board of Directors received a fee of $1,250 for each meeting attended. The Secretary receives a fee of $2,250 per meeting for his services as corporate secretary in addition to his fee as a director. The Board of Directors met three times in fiscal 2001, with all directors present. The Company has no nominating, audit, or other standing committee of the Board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of August 21, 2001 as to persons known by the Company to be the beneficial owners of more than five percent (5%) of the Company's common stock, as well as shares owned by the named Executive Officer, each director and all directors and executive officers as a group.

Name and Address of Beneficial Owner	Direct/Indirect Ownership (4)	Amount of Percent of Ownership (4)(6)
Taylor Devices, Inc. 90 Taylor Drive North Tonawanda, NY 14120	228,317 (1)	23%
Douglas P. Taylor 90 Taylor Drive North Tonawanda, NY 14120	81,994 (2)(3)	8.2%
Brent D. Baird 1350 One M&T Plaza Buffalo, NY 14203	72,100 (4)	7.3%
Joseph P. Gastel 295 Main Street Suite 722 Buffalo, NY 14203	- 0 -	- 0 -
David A. Lee 1819 Wilshire Blvd. Santa Monica, CA 90403	- 0 -	- 0 -
Paul L. Tuttobene, Jr. 84 Benedict Road Pittsford, NY 14534	1,000	*
Janice M. Nicely 100 Taylor Drive North Tonawanda, NY 14120	72	*
Kenneth G. Bernstein 90 Taylor Drive North Tonawanda, NY 14120	- 0 -	- 0 -
All Directors and officers as a group	83,066	8.4%
* less than 1%

(1)	These shares were purchased in January 1992 in a private sale at their fair market value, in consideration of Devices' partially discharging certain of the Company's obligations as a guarantor of the indebtedness of its former affiliate.
(2)	Douglas P. Taylor is a shareholder, a director, the President and CEO of both the Company and Devices. The Taylor family owns or controls 169,317 shares in the Company, or approximately 17.1% of its common stock, including shares held by Mr. Taylor. Also included in this number are the shares held by Mr. Taylor's sister, Joyce Taylor Hill, who owns 8,511 shares in her name, and holds 34,674 shares as custodian for her children. Richard G. Hill, her husband and the brother-in-law of Mr. Taylor, beneficially owns 4,800 shares. Mr. Hill is also a shareholder, director, and Vice President of Devices. Mr. Taylor's father, Paul H. Taylor, and his mother, Isabel B. Taylor, own 24,390 and 8,928 shares, beneficially or of record, respectively. Peter Cassel and his wife, Elaine Taylor Cassel, Mr. Taylor's sister, own 6,020 shares. Including shares beneficially owned by Messrs. Taylor and Hill in Devices, the Taylor family owns or controls 88,266 shares or 3.1% of the common stock of Devices.
(3)	Includes 6,000 shares held by Sandra Taylor, wife of Mr. Douglas P. Taylor, and 30,009 shares held by Sandra Taylor in custodial accounts for their children, as to which Mr. Taylor disclaims any beneficial ownership.
(4)	In addition to the information on the above table, a Schedule 13D Amendment No. 4 was filed on June 5, 2001, with respect to the Company's common stock by the following reporting persons: Aries Hill Corp, 16,400 shares (1.656%); Brent Baird, 72,100 shares (7.281%); Bridget B. Baird, as Successor Trustee, 12,500 shares (1.262%); The Cameron Baird Foundation, 3,800 shares (.384%) Jane D. Baird, 15,000 shares (1.515%) and Anne S. Baird, 18,500 shares (1.868%), total of filing persons 138,300 shares (13.966%). According to a Schedule 13D Amendment dated August 10, 1998, these entities in the aggregate also own 543,900 shares (19.5%) of the Common Stock of Devices. The persons filing such Schedule 13D, rather than the Company or Devices, are responsible for the accuracy and completeness of such information.
(5)	Information presented in this table has been supplied by the respective shareholders or by the Company, as transfer agent.

Other than for certain arrangements between the Company and its affiliates, the Company knows of no contractual arrangement which may result in a change in control of the Company at any subsequent date. See Item 12. "Certain Relationships and Related Transactions."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is the largest single shareholder of Devices, owning approximately 24.5% of Devices' outstanding common stock. See also Item 11. "Security Ownership of Certain Beneficial Owners and Management." The Company owns approximately 42% of Realty with the remaining 58% owned by Devices.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
DOCUMENTS FILED AS PART OF THIS REPORT:
1.	Financial Statements: See attached index.
Balance Sheet at May 31, 2001 and June 30, 2000
Statements of Income for the eleven months ended May 31, 2001 and year ended June 30, 2000
Statements of Changes in Stockholders' Equity for the eleven months ended May 31, 2001 and year ended June 30, 2000
Statements of Cash Flows for the eleven months ended May 31, 2001 and year ended June 30, 2000
Notes to Financial Statements May 31, 2001 and June 30, 2000

3.	Exhibits
(3)	Articles of Incorporation and By-laws
	(i)	Certificate of Incorporation filed by the New York State Department of State on July 22, 1955, incorporated by reference to exhibit 1 of Report on Form 8-K, dated September 30, 1992.
	(ii)	Amendment to Certificate of Incorporation filed by the New York Department of State on October 23, 1959, incorporated by reference to exhibit 2 of Report on Form 8-K, dated September 30, 1992.
	(iii)	Amendment to Certificate of Incorporation filed by the New York Department of State on September 5, 1961, incorporated by reference to exhibit 3 of Report on Form 8-K, dated September 30, 1992.
	(iv)	Amendment of Certificate of Incorporation filed by the New York Department of State on November 17, 1992, incorporated by reference to the Annual Report on Form 10-KSB, dated September 30, 1992.
	(v)	By-laws of the Registrant amended as of March 28, 2001, with attached copy of Proxy Review Guidelines, incorporated by reference to exhibit (3)(vi) to Quarterly Report on Form 10-QSB for the period ending March 31, 2001.
(10)	Material Contracts
	(i)	License Agreement between the registrant and Taylor Devices, Inc. dated November 1, 1959, incorporated by reference to exhibit (5) of Report on Form 8-K, dated September 30, 1992.
	(ii)	Lease Agreement between the Registrant and Taylor Devices, Inc. dated July 1, 2000, incorporated by reference to exhibit (10)(ii) to Annual Report on Form 10-KSB, dated September 27, 2000.
(11)	Statement of Computation of Per Share Earnings
This computation appears in the Notes to Financial Statements.
(21)	Subsidiaries of the Registrant
Tayco Realty Corporation, organized in New York on September 7, 1977. Tayco Realty Corporation is owned 42% by the registrant and 58% by Taylor Devices, Inc.
(23)	Report and Consent of Independent Certified Public Accountants Reports on Form 10-KSB.

REPORTS ON FORM 8-K
Current Report on Form 8-K dated and filed April 5, 2001, announcing the Registrant's plan to change the fiscal year of the Corporation to be the 12 months ending May 31 of each year.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYCO DEVELOPMENTS, INC.
(Registrant)
By	/s/Douglas P. Taylor	Date	August 22, 2001
Douglas P. Taylor
President and Director
(Principal Executive Officer)

and

By	/s/Kenneth G. Bernstein	Date	August 22, 2001
Kenneth G. Bernstein
Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Joseph P. Gastel	By:	/s/David A. Lee
	Joseph P. Gastel, Director		David A. Lee, Director
	August 22, 2001		August 22, 2001

By:	/s/Paul L. Tuttbene	By:	/s/Janice M. Nicely
	Paul L. Tuttobene, Director		Janice M. Nicely, Director
	August 22, 2001		August 22, 2001

CONSENT OF INDEPENDENT AUDITORS

Board of Directors of Tayco Developments, Inc.

We consent to the incorporation by reference in this Annual Report on Form 10-KSB (Commission File Number 2-15966) of Tayco Developments, Inc. of our report dated August 2, 2001, included in the May 31, 2001 Annual Report to Stockholders of Tayco Developments, Inc.

/s/Lumsden & McCormick, LLP

LUMSDEN & McCORMICK, LLP
Buffalo, New York
August 22, 2001

TAYCO DEVELOPMENTS, INC.

FINANCIAL STATEMENTS

May 31, 2001

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

Tayco Developments, Inc.

We have audited the accompanying balance sheets of Tayco Developments, Inc. as of May 31, 2001 and June 30, 2000, and the related statements of income, changes in stockholders' equity, and cash flows for the eleven months ended May 31, 2001 and for the year ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tayco Developments, Inc. as of May 31, 2001 and June 30, 2000, and the results of its operations and its cash flows for the eleven months ended May 31, 2001 and the year ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

Lumsden & McCormick, LLP
Buffalo, New York
August 2, 2001

TAYCO DEVELOPMENTS, INC.

Balance Sheets
	May 31,	June 30,
	2001	2000

Assets
Current assets:
Cash	$ 6,458	$ 5,408
Short-term investments	51,790	25,973
Receivable - affiliate, net (Note 7)	391,010	329,040
Prepaid expenses	6,597	7,981
	455,855	368,402

Investments in affiliates, at equity (Note 2)	2,212,865	1,947,885

Property and equipment, net (Note 3)	3,302	5,047

Other:
Patents, net	139,232	129,367
Cash value of life insurance, net (Note 4)	85,532	75,408
	224,764	204,775

	$ 2,896,786	$ 2,526,109

Liabilities and Stockholders' Equity
Current liabilities:
Accrued expenses	$ 10,982	$ 14,076
Accrued income taxes	11,796	38,641
	22,778	52,717

Deferred income taxes (Note 5)	1,500	1,800

Stockholders' equity:
Common stock - authorized 1,000,000 shares $.05 par value,
issued 993,922 shares	49,696	49,696
Paid-in capital	670,605	670,605
Retained earnings	2,157,836	1,756,920
	2,878,137	2,477,221
Treasury stock - 3,709 shares at cost	(5,629)	(5,629)
	2,872,508	2,471,592

	$ 2,896,786	$ 2,526,109

See accompanying notes.

TAYCO DEVELOPMENTS, INC.

Statements of Income

For the eleven months ended May 31, 2001 and the year ended June 30, 2000	2001	2000

Revenues (Note 7):
Royalties	$ 187,996	$ 221,335
Research and development	332,774	319,714
Total revenues	520,770	541,049

Operating expenses
Research and development	142,185	139,763
Selling, general and administrative	152,318	152,836
Depreciation	1,745	2,668
Amortization, patents	14,534	13,782
Total operating expenses	310,782	309,049

Operating income	209,988	232,000

Interest expense, net	52	2,768

Income before income taxes and equity in net income of affiliates	209,936	229,232

Provision for income taxes (Note 5)	74,000	82,500

Income before equity in net income of affiliates	135,936	146,732

Equity in net income of affiliates (Note 2)	264,980	235,057

Net income	$ 400,916	$381,789

Basic earnings per common share (Note 6)	$ 0.40	$ 0.39

See accompanying notes.

TAYCO DEVELOPMENTS, INC.

Statements of Changes in Stockholders' Equity

For the eleven months ended May 31, 2001 and the year ended June 30, 2000

	Common	Paid-in	Retained	Treasury
	Stock	Capital	Earnings	Stock

Balance, July 1, 1999	$ 49,696	$ 670,605	$ 1,375,131	$ (5,629)

Net income for the year ended June 30, 2000	-	-	381,789	-

Balance, June 30, 2000	49,696	670,605	1,756,920	(5,629)

Net income for the eleven months ended May 31, 2001	-	-	400,916	-

Balance, May 31, 2001	$ 49,696	$ 670,605	$ 2,157,836	$ (5,629)

See accompanying notes.

TAYCO DEVELOPMENTS, INC.

Statements of Cash Flows

For the eleven months ended May 31, 2001 and the year ended June 30, 2000	2001	2000

Cash flows from operating activities:
Net income	$400,916
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	16,279	16,450
Equity in net income of affiliates	(264,980)	(235,057)
Deferred income taxes	(300)	(600)
Changes in other current assets and current liabilities:
Receivable - affiliate, net	(61,970)	(152,600)
Prepaid expenses	1,384	(2,171)
Accrued income taxes	(26,845)	31,873
Accrued expenses	(3,094)	(8,820)

Net cash flows from operating activities	61,390	30,864

Cash flows from investing activities:
Increase in short-term investments	(25,817)	(1,402)
Acquisition of patents	(24,399)	(16,646)
Increase in cash value of life insurance, net	(10,124)	(9,310)

Net cash flows for investing activities	(60,340)	(27,358)

Cash flows for financing activities:
Repayment of long-term debt	-	(14,411)

Net increase (decrease) in cash	1,050	(10,905)

Cash - beginning	5,408	16,313

Cash - ending	$ 6,458	$ 5,408

See accompanying notes.

TAYCO DEVELOPMENTS, INC.

Notes to Financial Statements

1. Summary of Significant Accounting Policies:

Nature of Operations:

Tayco Developments, Inc. (the Company) is a patent holding company engaged in research, development and licensing services for use in the manufacturing operation of its affiliate, Taylor Devices, Inc. (Devices). The Company's revenues are derived from services provided to Devices (see Note 7).

Fiscal Year Change:

The Company changed its fiscal year end from June 30 to May 31. An eleven month transition period from July 1, 2000 through May 31, 2001 precedes the start of the new fiscal year.

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

2. Investments in Affiliates:

	2001	2000
Investment, at cost
Devices (25% ownership)	$ 375,866	$ 375,866
Tayco Realty Corporation
(Realty) (42% ownership)	102,400	102,400
	478,266	478,266
Cumulative equity in net
income of the affiliates	1,734,599	1,469,619
	$2,212,865	$1,947,885

Equity in net income of affiliates consisted of the following:

	2001	2000
Devices	$242,551	$202,089
Realty	22,429	32,968
	$264,980	$235,057

The quoted market value of Devices at May 31, 2001 and June 30, 2000 was $2,308,947 and $2,136,299. The market value for Realty is not available.

The cost of the investments in the affiliates exceeded the Company's share of the underlying book value of net assets of these affiliates by $143,667 at the various dates of acquisition, and this excess ($56,362 balance at May 31, 2001) is being amortized on a straight-line basis over 40 years, by reducing reported equity in net income of affiliates. Amortization of this excess cost was $4,108 for the eleven months ended May 31, 2001 and $4,481 for the year ended June 30, 2000. The common shares of Realty and approximately 57% of the common shares of Devices owned by the Company are unregistered and, therefore, their marketability is limited.

Following is a summary of the consolidated financial position and results of operations of these affiliates:

	2001	2000
Balance Sheet:
Current assets	$10,930,777	$7,739,103
Property and equipment, net	3,689,345	2,679,016
Other assets	712,876	662,902
	$15,332,998	$11,081,021

Current liabilities	$6,433,556	$2,961,853
Noncurrent liabilities	1,397,512	1,704,856
Stockholders' equity	7,501,930	6,414,312
	$15,332,998	$11,081,021
Income statement:
Sales, net	$13,243,801	$11,482,340
Net income	$ 1,042,881	$ 865,232

3. Property and Equipment:

	2001	2000
Laboratory equipment	$24,511	$24,511
Shop equipment	34,249	34,249
Furniture and fixtures	14,629	14,629
	73,389	73,389
Less accumulated depreciation	70,087	68,342
	$ 3,302	$ 5,047

Depreciation expense was $1,745 and $2,668 for the eleven months ended May 31, 2001 and the year ended June 30, 2000.

4. Cash Value of Life Insurance:

	2001	2000
Cash values	$158,942	$149,193
Less policy loans	73,410	73,785
	$85,532	$ 75,408

Interest on outstanding policy loans is payable at 6% per annum.

5. Provision for Income Taxes:

	2001	2000
Current tax provision:
Federal	$57,500	$64,900
State	16,800	18,200
	74,300	83,100
Deferred tax provision:
Federal	(200)	(500)
State	(100)	(100)
	(300)	(600)
	$74,000	$82,500

A reconciliation of the provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2001	2000
Computed tax at the expected
statutory rate	$71,400	$77,900
State tax - net of Federal tax	11,100	11,900
Effect of graduated Federal rates	(8,500)	(7,300)
	$74,000	$82,500

6. Basic Earnings Per Common Share:

Basic earnings per common share have been computed based upon the weighted average of common shares outstanding during the year. The number of shares used in the computation of basic earnings per share was 990,213 for the eleven months ended May 1, 2001 and the year ended June 30, 2000.

7. Related Party Transactions:

Royalty revenues were earned from Devices for the use of Company patents in its manufacturing operations.

Research and development revenues were earned from services performed by Company research engineers for Devices.

The Company leases office and laboratory facilities from Devices at a current annual rental of $12,000. Rental expenses under the lease were $11,000 and $10,000 for the eleven months ended May 31, 2001 and the year ended June 30, 2000.

8. Fair Value of Financial Instruments:

The carrying amounts of cash, receivables and accrued expenses approximates fair value because of the short maturity of these instruments.

9. Cash Flows Information:

Net cash flows from operating activities reflect cash payments for interest and income taxes for the eleven months ended May 31, 2001 and the year ended June 30, 2000 as follows:

	2001	2000
Interest	$ 3,673	$ 4,169

Income taxes	$101,145	$51,227