Form 10QSB
period 2001-08-31
TAYCO DEVELOPMENTS INC
filed 2001-10-11
CIK 894952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For quarter ended August 31, 2001

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

Yes X No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.
CLASS	Outstanding at August 31, 2001
Common Stock (5 cents par value)	990,213

TAYCO DEVELOPMENTS, INC.

Index to Form 10-QSB

TAYCO DEVELOPMENTS, INC.

Condensed Balance Sheets
	August 31,	May 31,
	2001	2001
Assets
Current assets:
Cash	$ 53,379	$ 42,484
Receivable - affiliate, net	417,571	391,010
Prepaid expenses	12,098	6,597
Total current assets	483,048	455,855

Investments in affiliates, at equity	2,314,760	2,212,865

Property and equipment, net	2,702	3,302

Other assets:
Patents, net	140,080	139,232
Cash value of life insurance, net	85,532	85,532
Total other assets	225,612	224,764

	$3,026,122	$2,896,786

Liabilities and Stockholders' Equity
Current liabilities:
Accrued expenses	$ 3,849	$ 10,982
Accrued income taxes	3,376	11,796
Total current liabilities	7,225	22,778

Deferred income taxes	1,500	1,500

Stockholders' equity:
Common stock - authorized 1,000,000 shares $.05 par value,
issued 993,922 shares	49,696	49,696
Paid-in capital	670,605	670,605
Retained earnings	2,302,725	2,157,836
	3,023,026	2,878,137
Treasury stock - 3,709 shares at cost	(5,629)	(5,629)
Total stockholders' equity	3,017,397	2,872,508

	$3,026,122	$2,896,786

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Condensed Statements of Income

For the three months ended August 31, 2001 and September 30, 2000	2001	2000

Revenues:
Royalties	$ 48,183	$ 33,863
Research and development	107,810	83,779
Total revenues	155,993	117,642

Operating expenses:
Research and development	44,670	39,467
Selling, general and administrative	40,470	38,878
Depreciation	600	600
Amortization, patents	3,600	3,600
Total operating expenses	89,340	82,545

Operating income	66,653	35,097

Interest income (expense), net	641	368

Income before income taxes and equity in net income of affiliates	67,294	35,465

Provision for income taxes	24,300	11,200

Income before equity in net income of affiliates	42,994	24,265

Equity in net income of affiliates	101,895	44,142

Net income	$144,889	$ 68,407

Basic earnings per common share	$ 0.15	$ 0.07

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Condensed Statements of Cash Flows

For the three months ended August 31, 2001 and September 30, 2000	2001	2000

Cash flows from operating activities:
Net income	$144,889	$ 68,407
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	4,200	4,200
Equity in net income of affiliates	(101,895)	(44,142)
Changes in other current assets and current liabilities:
Receivable - affiliate, net	(26,561)	21,878
Prepaid expenses	(5,501)	(3,096)
Accrued income taxes	(8,420)	(31,875)
Accrued expenses	(7,133)	464

Net cash flows from (for) operating activities	(421)	15,836

Cash flows for investing activities:
Acquisition of patents	(4,448)	(4,733)

Net increase (decrease) in cash	(4,869)	11,103

Cash - beginning	58,248	31,381

Cash - ending	$ 53,379	$ 42,484

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Notes to Condensed Financial Statements

1.	The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2001 and September 30, 2000 and the results of operations and cash flows for the three months then ended. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the eleven months ended May 31, 2001.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.	To calculate the earnings per share for the three month periods ended August 31, 2001 and September 30, 2000, the net income was divided by the outstanding shares of 990,213.

4.	The results of operations for the three month period ended August 31, 2001, are not necessarily indicative of the results to be expected for the full year.

5.	Significant Equity Investee: The Company owns a 25% equity investment in Taylor Devices, Inc. For the three months ended August 31, 2001, Taylor Devices, Inc. had sales of $3,940,063, gross profit of $1,694,100 and net income of $390,930.

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

A summary of the period to period changes in the principal items included in the condensed statements of income is shown below:

Comparisons of the three months ended August 31, 2001 and September 30, 2000
Increase (Decrease)

Royalties	14,320
Research & development	24,031
Research & development expense	5,203
Selling, general and administrative expenses	1,592
Amortization / depreciation	- 0 -
Operating income	31,556
Other income (expense)	273
Income before taxes & equity in affiliates	31,829
Provision for taxes	13,100
Equity in affiliates	57,753
Net income	76,482

TAYCO DEVELOPMENTS, INC.

Management's Discussion (Continued)

The Company posted its single best first quarter results in the first quarter of Fiscal Year 2002. Net Income was almost double that of the previous best results, posted in QI of Fiscal Year 1996. The record results were generated by strong performances from both operations and affiliate income. In this quarter and for the remainder of FY02, the month-end dates of the periods being compared will not be aligned due to the adjustment of the Company's year-end date effected at 5/31/01.

Total Revenues for FY02 were $155,993, an improvement of 32.6% over revenues for FY01 of $117,642. Both contributing factors, Royalties and Research and Development revenues improved from year to year. Both factors benefitted from the continued high level of usage of the Company's technical staff on two defense/aerospace projects in progress at the Company's primary affiliate, Taylor Devices.

Operating Expenses increased by $6,795 in FY02, to a total of $89,340 representing 57.3% of Revenues. Expenses of $82,545 for FY01 were 70.2% of revenues. Most of the pure dollar increase in Operating Expenses was attributable to personnel costs related to the high activity level.

Income before taxes and affiliate income was $67,294 in FY02, an 89% improvement over the FY01 figure of $35,465, the result of improved revenues, stable operating expenses and steady interest income.

Equity in the net income of affiliates improved substantially in FY02 as the Company's affiliate, Taylor Devices, also posted record first quarter figures. The FY02 figure of $101,895 represents an improvement of 130.8% over the FY01 affiliate income of $44,142.

Net Income for the first quarter of FY02 was $144,889 with earnings per share of $.15. These figures amount to a 111.8% increase over FY01's results of $68,407 for Net Income and earnings per share of $.07.

There were no changes of any substance on the Company's balance sheet.

At the present time, the Company's engineering staff continues to be heavily engaged by Taylor Devices in fulfillment of the two afore-mentioned defense/aerospace projects. The Company's staff is assembling the initial units of the smaller of the two projects and continues to conduct performance analysis tests on the larger of the two.

For the remainder of FY02, management believes that Taylor Devices will continue its high utilization rate of the Company's staff on the existing and some potential projects. Taylor Devices itself is projecting another strong year with the concomitant favorable impact on the Company's earning from affiliates. Based on these two factors, plus the fact that FY02 will be a twelve month year as opposed to the eleven month year which constituted FY01, Management believes FY02 will be a strong financial year for the Company with results similar to those of the past few fiscal year.

At this time, Management does not foresee any need to seek funding from external sources.

TAYCO DEVELOPMENTS, INC.

Part II - Other Information

PART II-	OTHER INFORMATION

	ITEM 1	Legal Proceedings:
The Company is not currently engaged in any litigation.

	ITEM 2	Changes in Securities: None

	ITEM 3	Defaults Upon Senior Securities: None

	ITEM 4	Submission of Matters to Vote of Securities Holders: None
	ITEM 5	Other Information: None

	ITEM 6	Exhibits and Reports on Form 8-K: None

TAYCO DEVELOPMENTS, INC.

Accountants' Review Report

The Board of Directors and Stockholders
Tayco Developments, Inc.

We have reviewed the condensed balance sheet of Tayco Developments, Inc. as of August 31, 2001, and the related condensed statements of income and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of May 31, 2001, and the related statements of income, changes in stockholders' equity, and cash flows for the eleven months then ended (not presented herein); and in our report dated August 2, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of May 31, 2001 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Lumsden & McCormick, LLP
Buffalo, New York
October 5, 2001

TAYCO DEVELOPMENTS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYCO DEVELOPMENTS, INC.
(Registrant)

By	/s/Douglas P. Taylor	Date	October 11, 2001
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

AND

By	/s/Kenneth G. Bernstein	Date	October 11, 2001
Kenneth G. Bernstein Treasurer (Principal Financial and Accounting Officer)