Form 10QSB
period 2001-11-30
TAYCO DEVELOPMENTS INC
filed 2002-01-14
CIK 894952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarter ended November 30, 2001

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

Yes X	No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.

CLASS	Outstanding at November 30, 2001
Common Stock (5 cents par value)	990,213

TAYCO DEVELOPMENTS, INC.

Index to Form 10-QSB

TAYCO DEVELOPMENTS, INC.

Condensed Balance Sheets	(Unaudited)
	November 30,	May 31,
	2001	2001
Assets
Current assets:
Cash	$ 2,223	$ 6,458
Short-term investments	53,073	51,790
Receivables - affiliate, net	450,148	391,010
Prepaid expenses	27,625	6,597
Total current assets	533,069	455,855

Investments in affiliates, at equity	2,354,625	2,212,865

Property and equipment, net	2,102	3,302

Intangibles and other assets	229,616	224,764

	$3,119,412	$2,896,786

Liabilities and Stockholders' Equity
Current liabilities	$ 13,751	$ 22,778

Deferred income taxes	1,500	1,500

Stockholders' equity:
Common stock and additional paid-in capital	720,301	720,301
Retained earnings	2,389,489	2,157,836
	3,109,790	2,878,137
Treasury stock - at cost	(5,629)	(5,629)
Total stockholders' equity	3,104,161	2,872,508

	$3,119,412	$2,896,786

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Condensed Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended November 30, and December 31,		For the six months ended November 30, and December 31.

	2001	2000	2001	2000

Revenues:
Royalties	$ 66,334	$ 20,485	$ 114,517	$ 54,348
Research and development	103,460	83,321	211,270	167,100
Total revenues	169,794	103,806	325,787	221,448

Operating expenses:
Research and development	44,014	41,556	88,684	81,023
Selling, general and administrative	46,806	42,311	87,276	81,189
Depreciation	600	600	1,200	1,200
Amortization, patents	3,600	3,600	7,200	7,200
Total operating expenses	95,020	88,067	184,360	170,612

Operating income	74,774	15,739	141,427	50,836

Interest expense, net	675	948	34	580

Income before provision for income taxes
and equity in net income of affiliates	74,099	14,791	141,393	50,256

Provision for income taxes	27,200	3,200	51,500	14,400

Income before equity in net income
of affiliates	46,899	11,591	89,893	35,856

Equity in net income of affiliates	39,865	46,961	141,760	91,103

Net income	$ 86,764	$ 58,552	$ 231,653	$ 126,959

Basic earnings per common share	$ 0.09	$ 0.06	$ 0.23	$ 0.13

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Condensed Statements of Cash Flows

	(Unaudited)
For the six months ended November 30, 2001 and December 31, 2000	2001	2000

Cash flows from operating activities:
Net income	$231,653	$ 126,959
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	8,400	8,400
Equity in net income of affiliates	(141,760)	(91,103)
Changes in other current assets and current liabilities:
Receivables - affiliate, net	(59,138)	58,546
Prepaid expenses	(21,028)	43
Current liabilities	(9,027)	(67,040)
Net cash flows from operating activities	9,100	35,805

Cash flows from investing activities:
Increase in short-term investments	(1,283)	- 0 -
Acquisition of intangibles	(12,052)	(12,290)
Net cash flows from investing activities	(13,335)	(12,290)

Net increase (decrease) in cash	(4,235)	23,515

Cash - beginning	6,458	31,381

Cash - ending	$ 2,223	$ 54,896

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Notes to Condensed Financial Statements

1.	The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2001 and December 31, 2000 and the results of operations and cash flows for the three and six months then ended. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the eleven months ended May 31, 2001.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.	To calculate the earnings per share for the six month periods ended November 30, 2001 and December 31, 2000, the net income was divided by the outstanding shares of 990,213.

4.	The results of operations for the six month period ended November 30, 2001, are not necessarily indicative of the results to be expected for the full year.

5.	Significant Equity Investee: The Company owns a 25% equity investment in Taylor Devices, Inc. For the six months ended November 30, 2001, Taylor Devices, Inc. had sales of $7,630,938, gross profit of $3,307,771 and net income of $562,615.

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

A summary of the period to period changes in the principal items included in the condensed statements of income is shown below:

Comparisons of the six months ended November 30, 2001 and December 31, 2000
Increase (Decrease)

Royalties	60,169
Research & development	44,170
Research & development expense	7,661
Selling, general and administrative expenses	6,087
Amortization / depreciation	- 0 -
Operating income	90,591
Interest expense, net	(546)
Income before taxes & equity in affiliates	91,137
Provision for income taxes	37,100
Equity in net income of affiliates	50,657
Net income	104,694

TAYCO DEVELOPMENTS, INC.

Management's Discussion (Continued)

With record level contributions from operations and from affiliates' income, the Company established record-high figures for the six months and quarter ending November 30, 2001.

For the six months ended November 30, 2001 (all figures being compared are for six months y-t-d FY2002 vs. six months y-t-d FY2001)

Continuing strong operations of the Company's primary affiliate, Taylor Devices, helped generate near-record Royalties of $114,517 and new record Research and Development revenues of $211,270 for a combined new record level Total Revenue figure of $325,787. This figure is an improvement of approximately 47.1% over Total Revenues for FY01 of $221,448. Operating expenses increased to $184,360 from the previous year's figure of $170,612 due primarily to the labor costs incurred by the staff in the final developmental stages of two large aerospace/defense projects and some increased insurance expenses. Operating Income of $141,427 for FY02 (also a new record for the six month y-t-d period) was 178.2% higher than the figure of $50,836 for FY01.

Net Income from Operations for FY02 totaled $89,893, compared to the previous year's total of $35,856 - an improvement of 150.7%. Income from the Company's two affiliates, Taylor Devices and Tayco Realty came to $141,760 as Taylor Devices has been enjoying record six month performance figures also. Affiliate Income for FY02 was a new record figure and 55.6% higher than the total for FY01. Net Income for the period was $231,653 with earnings per share of $0.23 versus last year's results of $126,959 and $0.13 E.P.S. The results for FY02 represent an 82.5% improvement over FY01.

For the three months ended November 30, 2001 (all figures being compared are for the three months ended 11/30/01 vs. the three months ended 12/31/00)

For the second quarter of Fiscal Year 2002, the Company posted record level figures in Total Revenues, Operating Income and Net Income. With both Royalty and R & D income posting new record levels, the Total Revenue figure of $169,794 itself was a new record figure, versus the previous year's total of $103,806. Operating Expenses rose modestly from $88,067 for FY01 to this year's $95,020. Operating Income rose by 375.1% to $74,774 compared to $15,739 for FY01.

Affiliate income for FY02 was recorded at $39,865 versus $46,961 for FY01, resulting in Net Income of $86,764 and $0.09 Earnings per Share versus the results for FY01 of $58,552 and $0.06 E.P.S. The results for FY02 were a new record for a second quarter and were a 48.2% improvement over the figures for FY01.

At the beginning of the third quarter of FY02, the Company is nearing the end of its participation in two large aerospace/defense projects that have absorbed most of the technical staff's time for the past eighteen months. Currently the staff is involved in the final testing/acceptance phase for the hardware for both items. The Company's affiliate, Taylor Devices, has submitted proposals related to another large-scale aerospace/defense project and is currently awaiting a decision on these proposals.

Based on the current year-to-date results and the expected continued high utilization rate of the Company's staff by Devices - either on another aerospace/defense project or a backlog of seismic protection and defense related product upgrades - and projections for another strong year for Devices, Management believes that the results for Fiscal Year 2002 should be similar to the record results posted in Fiscal Year 2001.

At this time Management does not anticipate that the Company will require any additional funding from outside sources to finance its operations or any expansions.

TAYCO DEVELOPMENTS, INC.

Part II - Other Information

PART II-	OTHER INFORMATION

	ITEM 1:	Legal Proceedings:
The Company is not currently engaged in any litigation

	ITEM 2:	Changes in Securities: None

	ITEM 3:	Defaults Upon Senior Securities: None

	ITEM 4:	Submission of Matters to Vote of Securities Holders:
The Annual Meeting of Shareholders was held on November 2, 2001. The total number of shares outstanding on the meeting record date of September 21, 2001 was 990,213. A total of 862,188 shares were present in person or by proxy at the meeting. The following are the election results for the slate of directors presented by management:

			For	Withheld/Against
		Douglas P. Taylor Joseph P. Gastel David A. Lee Paul L. Tuttobene Janice M. Nicely	860,210 860,441 860,441 860,441 860,441	1,978 1,747 1,747 1,747 1,747

	ITEM 5:	Other Information: None

	ITEM 6:	Exhibits and Reports on Form 8-K: None

TAYCO DEVELOPMENTS, INC.

Accountants' Review Report

The Board of Directors and Stockholders
Tayco Developments, Inc

We have reviewed the condensed balance sheet of Tayco Developments, Inc. as of November 30, 2001, and the related condensed statements of income and cash flows for the three and six months ended November 30, 2001 and December 31, 2000. These financial statements are the responsibility of the Company's management.

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
January 7, 2002

TAYCO DEVELOPMENTS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYCO DEVELOPMENTS, INC.
(Registrant)

By	/s/Douglas P. Taylor	Date	January 14, 2002
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

AND

By	/s/Kenneth G. Bernstein	Date	January 14, 2002
Kenneth G. Bernstein Treasurer (Principal Financial and Accounting Officer)