Form 10QSB
period 2002-02-28
TAYCO DEVELOPMENTS INC
filed 2002-04-15
CIK 894952

4:

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For quarter ended February 28, 2002

Commission File Number 2-15966

24:
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

Yes	X	No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.

CLASS	Outstanding at February 28, 2002
Common Stock (5 cents par value)	990,213

TAYCO DEVELOPMENTS, INC.

Index to Form 10-QSB

TAYCO DEVELOPMENTS, INC.

Condensed Balance Sheets	(Unaudited)
	February 28,	May 31,

Assets
Current assets:
Cash	$ 5,150	$ 6,458
Short-term investments	53,716	51,790
Receivables - affiliate, net	487,733	391,010
Prepaid expenses	16,007	6,597
Total current assets	562,606	455,855

Investments in affiliates, at equity	2,423,568	2,212,865

Property and equipment, net	1,502	3,302

Intangibles and other assets	233,324	224,764

	$3,221,000	$2,896,786

Liabilities and Stockholders' Equity
Current liabilities	$ 12,008	$ 22,778

Deferred income taxes	1,500	1,500

Stockholders' equity:
Common stock and additional paid-in capital	720,301	720,301
Retained earnings	2,492,820	2,157,836
	3,213,121	2,878,137
Treasury stock - at cost	(5,629)	(5,629)
Total stockholders' equity	3,207,492	2,872,508

	$3,221,000	$2,896,78

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Condensed Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended February 28, and March 31,		For the nine months ended February 28, and March 31,

	2002	2001	2002	2001

Revenues:
Royalties	$ 52,727	$101,619	$167,244	$155,967
Research and development	92,760	106,054	304,030	273,154
Total revenues	145,487	207,673	471,274	429,121

Operating expenses:
Research and development	47,861	41,003	136,545	122,026
Selling, general and administrative	41,938	36,933	129,248	118,702
Depreciation and amortization	4,200	4,200	12,600	12,600
Total operating expenses	93,999	82,136	278,393	253,328

Income before provision for income taxes and equity in net income of affiliates	51,488	125,537	192,881	175,793

Provision for income taxes	17,100	48,000	68,600	62,400

Income before equity in net income of affiliates	34,388	77,537	124,281	113,393

Equity in net income of affiliates	68,943	93,580	210,703	184,683

Net income	$103,331	$171,117	$334,984	$298,076

Basic earnings per common share	$ 0.10	$ 0.17	$ 0.34	$ 0.30

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Condensed Statements of Cash Flows

	(Unaudited)
For the nine months ended February 28, 2002 and March 31, 2001	2002	2001

Cash flows from operating activities:
Net income	$334,984	$ 298,076
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	12,600	12,600
Equity in net income of affiliates	(210,703)	(184,683)
Changes in other current assets and current liabilities:
Receivables - affiliate, net	(96,723)	(21,360)
Prepaid expenses	(9,410)	(1,748)
Current liabilities	(10,770)	(52,717)
Net cash flows from operating activities	19,978	50,168

Cash flows from investing activities:
Increase in short-term investments	(1,926)	- 0 -
Acquisition of intangibles	(19,360)	(19,229)
Net cash flows from investing activities	(21,286)	(19,229)

Net increase (decrease) in cash	(1,308)	30,939

Cash - beginning	6,458	31,381

Cash - ending	$ 5,150	$62,320

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Notes to Condensed Financial Statements

1.	The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 2002 and May 31, 2001 and the results of operations and cash flows for the three and nine months ended February 28, 2002 and March 31, 2001. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the eleven months ended May 31, 2001.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.	To calculate the earnings per share for the nine month periods ended February 28, 2002 and March 31, 2001, the net income was divided by the outstanding shares of 990,213.

4.	The results of operations for the nine month period ended February 28, 2002, are not necessarily indicative of the results to be expected for the full year.

5.	Significant Equity Investee: The Company owns a 24% equity investment in Taylor Devices, Inc. For the nine months ended February 28, 2002, Taylor Devices, Inc. had sales of $11,771,094, gross profit of $5,012,666 and net income of $840,570.

1382:
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

A summary of the period to period changes in the principal items included in the condensed statements of income is shown below:

Comparisons of the nine months ended February 28, 2002 and March 31, 2001
Increase (Decrease)

Royalties	11,277
Research & development revenues	30,876
Research & development expense	14,519
Selling, general and administrative	10,546
Depreciation and amortization	- 0 -
Income before taxes & equity in affiliates	17,088
Provision for income taxes	6,200
Equity in net income of affiliates	26,020
Net income	36,908

TAYCO DEVELOPMENTS, INC.

Management's Discussion (Continued)

Favorable third quarter results helped contribute to record high financial results for the nine months year-to-date at 2/28/02. These results were produced with record contributions from both the operating and affiliate equity streams.

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002 (all figures being compared are for nine months y-t-d FY2002 vs. nine months y-t-d FY2001)

Royalty Income of $167,244 in FY02 represented a 7.2% improvement over $155,967 for FY01, while R&D billings of $304,030 were 11.3% higher than last year's $273,154. Combined, the Total Revenue for the Company was $471,274, representing a nine month y-t-d record high and a 9.8% improvement over the previous high figure - FY01's total of $429,121. Both the Royalty and R&D income were derived from the strong operations and performance of the Company's primary affiliate, Taylor Devices. Operating expenses increased to $278,393 from $253,328 for the previous year. This increase was largely attributable to two factors: travel and hardware expenses related to prototype testing and an increase in insurance expense. Record revenues combined with a modest increase in Operating Expenses produced Income before provision for income taxes and equity in net income of affiliates (Operating Income) of $192,881 for FY02 (also a new record for a nine month y-t-d period), which is 9.7% higher than the figure of $175,793 for FY01.

After the Provision for Taxes, Income before Equity in the Net Income of Affiliates improved to (a record high) $124,281 for FY02, up 9.6% from FY01's $113,393. Income from the two affiliates of the Company, Taylor Devices and Tayco Realty, amounted to (a record high) $210,703, a 14.1% improvement over the previous year's figure of $184,683. Net Income for the period was $334,984 with earnings per share of $.34 versus the results of last year of $298,076 and $.30 earnings per share. The results of FY02 represent a 12.4% improvement over FY01.

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002 (all figures being compared are for three months ended 02/28/02 vs. the three months ended 03/31/01)

For the third quarter of Fiscal Year 2002, the Company booked Royalties of $52,727 compared to $101,619 for FY01. The Royalty figure for FY01 contained intensified levels of effort on two substantial defense/aerospace contracts for Devices that did not occur in fiscal year 2002. R&D Income in FY02 was $92,670 compared to $106,054 in the previous year as efforts on the two large defense/aerospace efforts neared completion in the third quarter. Operating Expenses in FY02 totaled $93,999 compared to $82,136 in FY01 for reasons similar to those discussed above, primarily the timing of expense allocations back to the Company.

Operating Income for the third quarter of FY02 was $51,488 compared to $125,537 for FY01, due primarily to the reduced revenues as discussed above. Affiliate income for FY02 was recorded at $68,943 versus FY01's $93,580 resulting in Net Income of $103,331 and $.10 earnings per share versus results of $171,117 and $.17 earnings per share for FY01.

At the beginning of the fourth quarter of FY02, the Company has completed its participation in one of the two large aerospace/defense projects that have absorbed most of the technical staff's time for the past two years and is currently coordinating the final testing/acceptance phase for the hardware for the second job. While the Company's affiliate, Taylor Devices, pursues opportunities for another aerospace/defense development job, the efforts of the Company's staff will be redirected to internal development projects and assisting Taylor Devices on seismic project requirements.

Based on the current year-to-date results and the anticipated strong results from its affiliates, Management believes that the results of Fiscal Year 2002 should be similar to the favorable results posted in Fiscal Year 2001.

At this time Management does not anticipate that the Company will require any additional funding from outside sources to finance its operations or any expansions.

TAYCO DEVELOPMENTS, INC.

Part II - Other Information

1601:
PART II-	OTHER INFORMATION

	ITEM 1	Legal Proceedings:
The Company is not currently engaged in any litigation

	ITEM 2	Changes in Securities: None

	ITEM 3	Defaults Upon Senior Securities: None

	ITEM 4	Submission of Matters to Vote of Securities Holders: None

	ITEM 5	Other Information: None

	ITEM 6	Exhibits and Reports on Form 8-K: None

TAYCO DEVELOPMENTS, INC.

Accountants' Review Report

The Board of Directors and Stockholders
Tayco Developments, Inc.

We have reviewed the condensed balance sheet of Tayco Developments, Inc. as of February 28, 2002, and the related condensed statements of income and cash flows for the three and nine months ended February 28, 2002 and March 31, 2001. These financial statements are the responsibility of the Company's management.

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
April 2, 2002

TAYCO DEVELOPMENTS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYCO DEVELOPMENTS, INC.
(Registrant)

By	/s/Douglas P. Taylor	Date	April 15, 2002
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

AND

By	/s/Kenneth G. Bernstein	Date	April 15, 2002
Kenneth G. Bernstein Treasurer (Principal Financial and Accounting Officer)