Form 10KSB
period 2002-05-31
TAYCO DEVELOPMENTS INC
filed 2002-08-29
CIK 894952

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
F O R M 10-KSB
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the twelve months ended May 31, 2002	Commission file number 2-15966

TAYCO DEVELOPMENTS, INC.

(Exact name of small business issuer as specified in its charter)

New York	16-0835557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Taylor Drive, P.O. Box 748, North Tonawanda, New York	14120-0748
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number	(716) 694-0877

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
[NA ]

Total revenues for fiscal year 2002 were $621,807.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the bid and asked price on August 21, 2002 was $1,719,720. In addition to shares excluded by affiliates, this calculation also excludes shares of the registrant's Common Stock that are held by Schedule 13D filers.

The number of shares outstanding of the registrant's class of Common Stock, as of the latest practicable date.

Class	Outstanding at August 21, 2002
Common Stock, $.05 par value	990,213

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

Patents, Trademarks and Licenses

The Company holds approximately 43 patents expiring at different times until the year 2020. In fiscal 2002, royalty income from the patents accounted for 33% of the Company's revenues.

Under the License Agreement dated November 1, 1959 ("License Agreement"), the Company granted Devices preferential rights to market in the United States and Canada all existing and future inventions and patents owned by the Company. The term of the License Agreement is the life of the last-to-expire patent on which Devices is paying royalties, the date of which is April 21, 2020. Devices pays a 5% royalty to the Company on sales of items sold and shipped. During fiscal 2002, Devices paid $206,007 in royalties to the Company. Payments are required to be made quarterly, without interest, and are current.

In addition, the License Agreement provides for the Company to pay Devices 10% of the gross royalties received from third parties who are permitted to make, use and sell machinery and equipment under patents not subject to the License Agreement. These royalties also apply to certain apparatus and equipment subject to the License Agreement which has been modified by Devices, with the rights to the modification assigned to the Company. No royalties were paid to Devices in 2002. Royalties, if any, are paid quarterly. Royalties are also paid to Douglas P. Taylor pursuant to a resolution of the Board of Directors of the Company. See "Executive Compensation."

The Company, Devices, and Tayco Realty Corporation ("Realty") share common management and a close business relationship. Particularly as it may relate to the Company and Devices, as separate corporations responsible to their own shareholders, corporate interests may from time to time diverge as to various aspects of their business, including the development of future inventions and patents, which could be licensed to licensees other than Devices.

Dependence Upon Customers/Terms of Sale/Sales Backlog

The Company's current business is almost totally dependent on Devices. In fiscal 2002, 100% of sales were to Devices in the form of both direct and subcontracted project engineering. Terms of sale are normally net 30 days, with purchase orders issued on a "cost plus" basis. Work is subcontracted from Devices as needed, and consequently there is no backlog. All contract arrangements are at arm's length and are at terms no less favorable to the Company than if made to an independent third party.

Government Contracts

The Company has proposals pending with the federal government, but no assurances can be given that any contracts will be forthcoming.

Research and Development

The Company engages in Research and Development ("R&D") in connection with the design of products that are sold by Devices. See "Patents, Trademarks and Licenses." The Company's income from R&D was $415,800 and $332,774 for fiscal year 2002 and the eleven months ended May 31, 2001, respectively.

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

Employees

As of May 31, 2002, the Company had three full time employees, which does not include executive officers.

ITEM 2. DESCRIPTION OF PROPERTY

Pursuant to the Lease Agreement dated July 1, 2000 between the Company and Devices, Devices leases approximately 800 square feet of office and research and development space to the Company at a base annual rental of $12,000. The rate of any rental increase may not exceed 10% annually and may be waived by both parties in writing. The lease will automatically renew on each anniversary of its commencement date unless either party gives three months' written notice to the other of termination. The lease provides that on April 1 of each year, management of both companies will review the lease to determine possible increases for expenses due to increased taxes, maintenance costs, or for additional space utilized by the Company. For the twelve months ended May 31, 2002, the Company paid Devices rental payments totaling $12,000. The real property utilized by the Company is in good condition, adequate for present operations and adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is traded over the counter and is quoted by the Over the Counter Bulletin Board (OTCBB) under the symbol TYCO.

The market prices noted below for fiscal years 2002 and 2001 were obtained from the Pink Sheets and represent estimated prices between dealers, without retail mark-up, mark-down or commission.

	Fiscal 2002		Fiscal 2001
	High	Low	High	Low
First Quarter	3.2000	2.6500	2.6250	2.2188

Second Quarter	4.9000	3.2500	2.3750	2.0313

Third Quarter	4.9000	3.6000	2.8125	2.1875

Fourth Quarter	3.7500	3.1500	3.0000	2.3200

Holders

As of August 21, 2002, the approximate number of holders of record of Common Stock of the Company was 429. Due to a significant number of shares of the Company's Common Stock held in street name, the Company believes that the total number of beneficial owners of its Common Stock would not exceed 1,000.

Dividends

There are no restrictions on the payment of either cash or stock dividends, but no dividends were declared in fiscal years 2002 or 2001. The Company does not anticipate the issuance of dividends in the future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 6, "Management's Discussion and Analysis or Plan of Operations," and elsewhere in this 10-KSB that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

For Fiscal Year 2002, the Company posted record operating results in terms of Total revenues, Operating income and pre-tax income. Net income was impacted by reduced equity income from the Company's two affiliates.

In Fiscal 2001, the Company changed its fiscal year end to coincide with the Fiscal Year of its affiliate, Devices. Therefore, all comparisons shown below compare Fiscal 2002, a 12-month period, with Fiscal 2001, an 11-month period.

Total revenues for Fiscal Year 2002 were $621,807, up 19% from the figure of $520,770 for Fiscal Year 2001. Royalties for FY02 increased by approximately 9.6% to $206,007 from $187,996 for FY01, while R&D revenues jumped 24.9% to $415,800 from $332,774 for FY01. On an individual basis, the R&D income established a new record amount while the Royalty income was the second best annual figure in the Company's history.

Operating expenses for Fiscal Year 2002 were $371,600 compared to $310,782 in FY01. Other than an extra month of expenses, FY02 experienced only modest increases in R&D expenses generated primarily by personnel related costs. Selling, general and administrative costs increased somewhat more as the Company absorbed the higher costs of the expanded quarterly reviews required by the SEC and reported higher levels of legal fees related to patent administrative matters.

Operating income in Fiscal Year 2002 was $250,207, up from $209,988 for FY01, and a new record high figure.

Income before equity in the net income of affiliates totaled $164,455 in FY02, a 21% improvement over the figure of $135,936 for FY01.

Equity in the net income of affiliates for FY02 was $92,131, compared to FY01's figure of $264,980. In FY02, Devices, adjusted its estimated profit position on several large long-term projects. The adjustment by Devices was necessitated by significantly increased insurance expenses affecting manufacturing and administrative areas, as well as the increased cost of steel, a necessary component of Devices' products. Devices' profitability was also impacted by increased legal and auditing expenses resulting from complying with new governmental regulations.

Net income for FY02 was $256,586 with $.26 Earnings per share compared to the $400,916 and $.40 Earnings per share posted in FY01.

The Balance Sheet at the end of Fiscal Year 2002 remained comparable to that of the prior year-end and Management believes that it is likely to remain so throughout the upcoming fiscal year.

In the first half of Fiscal Year 2002, the efforts of the Company's staff were primarily directed to two defense/aerospace projects. As the development phases of these projects concluded the staff was re-directed to product development and bid analysis projects on behalf of Devices. This staff utilization pattern has continued into early Fiscal Year 2003 and appears likely to do so while Devices awaits the final determination on several aerospace/defense contracts it believes may be released in FY03. If these contracts follow the traditional pattern, it will require up-front contributions by the Company's personnel to design and develop the hardware that Devices will subsequently produce. At this time, Company Management has no specific information concerning the final disposition of any of these potential projects or the timing of any final decisions. Concurrently, Devices has a backlog of orders in excess of $10,000,000 and is experiencing a marked increase in sales/marketing activity. The Company's equity income from Devices' overall performance in FY02 is to a large degree dependent on Devices' success in converting some of the expanding opportunities into firm orders and the delivery schedules on those orders.

The Company's operating conditions remain stable and Management expects that it will experience another strong year in Fiscal Year 2003. Based on reasonable expectations that Devices will be participating in at least one significant aerospace/defense program and will submit the winning bid on a reasonable share of its current opportunities, R&D revenue and Equity income in FY03 should also be positive. At this time, it appears Fiscal Year 2003 has the potential to be a year with good financial results.

At this time, Management does not believe that it will be necessary to seek outside funding to maintain the Company's operations or obtain assets.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DOUGLAS P. TAYLOR, (54), has been Chairman, President and Chief Executive Officer of the Company since April 1991, an executive officer since 1979 and a director since 1972. Since 1976 and 1977, he has served as director of Devices and Realty, respectively. Mr. Taylor is inventor/co-inventor on numerous U.S. Patents assigned to the Company, and is widely published within the fluid power, aerospace/defense, and structural engineering communities.

DAVID A. LEE, (71), has served as Vice President of the Company since April 1991 and as a director since November 1991. Dr. Lee has also served as a consultant to Devices since 1974. He has a Ph.D. and M.E. degree in mechanical engineering from the University of Southern California at Los Angeles and a B.S. degree in mechanical engineering from the California Institute of Technology. Dr. Lee is the co-inventor on five U.S. patents assigned to the Company.

JOSEPH P. GASTEL, (77), is a patent attorney and has served as a Director and Secretary of the Company and Devices since 1984.

PAUL L. TUTTOBENE, JR., (39), President of PLT Associates, a firm which has served as a manufacturer's representative and consultant to Devices since 1989, has served as a director of the Company since November 1991. Mr. Tuttobene has a B.S. degree in marketing from St. John Fisher College.

JANICE M. NICELY, (62), is semi-retired and until November 1, 2001 served as Manager of Shareholder Relations for the Company and Devices. Ms. Nicely has been an employee of the Company and Devices since 1980 and has served as a director of the Company since November 1992.

KENNETH G. BERNSTEIN, (55), Treasurer of the Company and Treasurer of Taylor Devices, has been with the Company since 1992.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation of the Company's Chief Executive Officer. Mr. Bernstein is the only executive officer of the Company who receives a salary, which is $100 per year.

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION

Position	Fiscal Year	Salary	Director Fees	Director Bonus	Royalties (A)	Total
Douglas P. Taylor, Chairman, President and Chief Executive Officer	2002	$0	$3,750	$500	$30,000	$34,250
	2001	$0	$3,750		$27,500 (B)	$31,250
	2000	$0	$3,750		$30,000	$33,750
(A)	By resolution of the Board, the Chief Executive Officer receives a monthly royalty payment of $2,500 ($30,000 per year).
(B)	Figure is for the eleven months ended May 31, 2001.

In fiscal 2002, each member of the Board of Directors received a fee of $1,250 for each meeting attended. The Secretary receives an additional fee of $2,250 per meeting for his services as corporate secretary. The Board of Directors met three times in fiscal 2002 with all directors present. The Company has no nominating, audit, or other standing committee of the Board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of August 21, 2002 as to persons known by the Company to be the beneficial owners of more than five percent (5%) of the Company's common stock, as well as shares owned by the named Executive Officer, each director and all directors and executive officers as a group.
Name and Address of Beneficial Owner	Direct/Indirect Ownership (4)	Amount of Percent of Ownership (4)
Taylor Devices, Inc. 90 Taylor Drive North Tonawanda, NY 14120	228,317 (1)	23.1%
Douglas P. Taylor 90 Taylor Drive North Tonawanda, NY 14120	81,994 (2)(3)	8.3%
Joseph P. Gastel 295 Main Street Suite 722 Buffalo, NY 14203	- 0 -	- 0 -
David A. Lee 1819 Wilshire Blvd. Santa Monica, CA 90403	- 0 -	- 0 -
Paul L. Tuttobene, Jr. 84 Benedict Road Pittsford, NY 14534	1,000	*
Janice M. Nicely 100 Taylor Drive North Tonawanda, NY 14120	72	*
Kenneth G. Bernstein 90 Taylor Drive North Tonawanda, NY 14120	- 0 -	- 0 -
All Directors and officers as a group	83,066	8.4%
* less than 1%

(1)	These shares were purchased in January 1992 in a private sale at their fair market value, in consideration of Devices' partially discharging certain of the Company's obligations as a guarantor of the indebtedness of a former affiliate.

(2)	Douglas P. Taylor is a shareholder, a director, the President and CEO of both the Company and Devices. The Taylor family owns or controls 167,817 shares in the Company, or approximately 16.9% of its common stock, including shares held by Mr. Taylor. Also included in this number are the shares held by Mr. Taylor's sister, Joyce Taylor Hill, who owns 8,511 shares in her name and 33,174 shares as custodian for her children. Richard G. Hill, her husband and the brother-in-law of Mr. Taylor, beneficially owns 4,800 shares. Mr. Hill is also a shareholder, director, and Vice President of Devices. Mr. Taylor's father, Paul H. Taylor, and his mother, the late Isabel B. Taylor, own 24,390 and 8,928 shares, beneficially or of record, respectively. Peter Cassel and his wife, Elaine Taylor Cassel, Mr. Taylor's sister, own 6,020 shares. Including shares beneficially owned by Messrs. Taylor and Hill in Devices, the Taylor family owns or controls 121,168 shares or 4.2% of the common stock of Devices.

(3)	Includes 6,000 shares held by Sandra Taylor, wife of Mr. Douglas P. Taylor, and 30,009 shares held by Sandra Taylor in custodial accounts for their children, as to which Mr. Taylor disclaims any beneficial ownership.

(4)	Information presented in this table has been supplied by the respective shareholders or by the Company, as transfer agent.

Other than for certain arrangements between the Company and its affiliates, the Company knows of no contractual arrangement which may result in a change in control of the Company at any subsequent date. See Item 12. "Certain Relationships and Related Transactions."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is the largest single shareholder of Devices, owning approximately 24.4% of Devices' outstanding common stock. See also Item 11. "Security Ownership of Certain Beneficial Owners and Management." The Company owns approximately 42% of Realty with the remaining 58% owned by Devices.

Under the License Agreement, the Company granted Devices preferential rights to manufacture and sell in the United States and Canada certain of the Company's patented products. In addition, royalties are also paid to Douglas P. Taylor pursuant to a re solution of the Board of Directors. The terms of the License Agreement are more fully set forth in Item 1. "Description of Business - Patents, Trademarks and Licenses."

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
Balance Sheets at May 31, 2002 and 2001
Statements of Income for the year ended May 31, 2002 and the eleven months ended May 31, 2001
Statements of Changes in Stockholders' Equity for the year ended May 31, 2002 and the eleven months ended May 31, 2001
Statements of Cash Flows for the year ended May 31, 2002 and the eleven months ended May 31, 2001
Notes to Financial Statements May 31, 2002 and, 2001

3.	Exhibits
(3)	Articles of Incorporation and By-laws
	(i)	Certificate of Incorporation filed by the New York State Department of State on July 22, 1955, incorporated by reference to exhibit 1 of Report on Form 8-K, dated September 30, 1992.
	(ii)	Amendment to Certificate of Incorporation filed by the New York Department of State on October 23, 1959, incorporated by reference to exhibit 2 of Report on Form 8-K, dated September 30, 1992.
	(iii)	Amendment to Certificate of Incorporation filed by the New York Department of State on September 5, 1961, incorporated by reference to exhibit 3 of Report on Form 8-K, dated September 30, 1992.
	(iv)	Amendment of Certificate of Incorporation filed by the New York Department of State on November 17, 1992, incorporated by reference to the Annual Report on Form 10-KSB, dated September 30, 1992.
	(v)	By-laws of the Registrant amended as of March 28, 2001, with attached copy of Proxy Review Guidelines, incorporated by reference to exhibit (3)(vi) to Quarterly Report on Form 10-QSB for the period ending March 31, 2001.
(10)	Material Contracts
	(i)	License Agreement between the Company and Taylor Devices, Inc. dated November 1, 1959, incorporated by reference to exhibit (5) of Report on Form 8-K, dated September 30, 1992.
	(ii)	Lease Agreement between the Company and Taylor Devices, Inc. dated July 1, 2000, incorporated by reference to exhibit (10)(ii) to Annual Report on Form 10-KSB, dated September 27, 2000.
	(iii)	Form of Indemnity Agreement between the Company and Kenneth G. Bernstein, Treasurer, and each of the directors, approved by the Board of Directors on March 20, 2002, attached to and incorporated into this Annual Report on Form 10-KSB.
	(iv)	Patent Agreement between David A. Lee, Technical Employee of Taylor Devices, Inc. and Tayco Developments, Inc., dated October 22, 1999, attached to and incorporated into this Annual Report on Form 10-KSB.
	(v)	Extract of Minutes of Meeting of the Board of Directors of the Company held August 23, 2002 awarding royalty payments to Douglas P. Taylor, attached to and incorporated into this Annual Report on Form 10-KSB.
(11)	Statement of Computation of Per Share Earnings
This computation appears in the Notes to Financial Statements.
(21)	Subsidiaries of the Registrant
Tayco Realty Corporation, organized in New York on September 7, 1977. Tayco Realty Corporation is owned 42% by the registrant and 58% by Taylor Devices, Inc.
(23)	Report and Consent of Independent Certified Public Accountants Reports on Form 10-KSB.
(99)	Additional Exhibits
	(i)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
	.(ii)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)	REPORTS ON FORM 8-K
None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYCO DEVELOPMENTS, INC.
(Registrant)

By	/s/Douglas P. Taylor	Date	August 23, 2002
Douglas P. Taylor
President and Director
(Principal Executive Officer)

and

By	/s/Kenneth G. Bernstein	Date	August 23, 2002
Kenneth G. Bernstein
Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Joseph P. Gastel	By:	/s/David A. Lee
	Joseph P. Gastel, Director		David A. Lee, Director
	August 23, 2002		August 23, 2002

By:	/s/Paul L. Tuttbene	By:	/s/Janice M. Nicely
	Paul L. Tuttobene, Director		Janice M. Nicely, Director
	August 23, 2002		August 23, 2002

CONSENT OF INDEPENDENT AUDITORS

Board of Directors of Tayco Developments, Inc.

We consent to the incorporation by reference in this Annual Report on Form 10-KSB (Commission File Number 2-15966) of Tayco Developments, Inc. of our report dated August 16, 2002, included in the May 31, 2002 Annual Report to Stockholders of Tayco Developments, Inc.

/s/Lumsden & McCormick, LLP
LUMSDEN & McCORMICK, LLP
Buffalo, New York
August 16, 2002

TAYCO DEVELOPMENTS, INC.

FINANCIAL STATEMENTS

May 31, 2002

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Tayco Developments, Inc.

We have audited the accompanying balance sheets of Tayco Developments, Inc. as of May 31, 2002 and 2001, and the related statements of income, changes in stockholders' equity, and cash flows for the year ended May 31, 2002 and the eleven months ended May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tayco Developments, Inc. as of May 31, 2002 and 2001, and the results of its operations and its cash flows for the year ended May 31, 2002 and the eleven months ended May 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Lumsden & McCormick, LLP
Buffalo, New York
August 16, 2002

TAYCO DEVELOPMENTS, INC.

Balance Sheets

May 31,	2002	2001

Assets
Current assets:
Cash	$ 1,370	$ 6,458
Short-term investments	54,380	51,790
Receivable - affiliate, net (Note 7)	540,134	391,009
Prepaid expenses	8,944	6,598
	604,828	455,855

Investments in affiliates, at equity (Note 2)	2,304,996	2,212,865

Property and equipment, net (Note 3)	1,556	3,302

Intangible assets, net	240,426	224,764

	$3,151,806	$2,896,786

Liabilities and Stockholders' Equity
Current liabilities:
Accrued expenses	$ 12,096	$ 10,982
Accrued income taxes	10,016	11,796
	22,112	22,778

Deferred income taxes (Note 5)	600	1,500

Stockholders' equity:
Common stock - authorized 1,000,000 shares $.05 par value,
issued 993,922 shares	49,696	49,696
Paid-in capital	670,605	670,605
Retained earnings	2,414,422	2,157,836
	3,134,723	2,878,137
Treasury stock - 3,709 shares at cost	(5,629)	(5,629)
	3,129,094	2,872,508

	$3,151,806	$ 2,896,786

See accompanying notes.

TAYCO DEVELOPMENTS, INC.

Statements of Income

For the year ended May 31, 2002 and the eleven months ended May 31, 2001	2002	2001

Revenues (Note 7):
Royalties	$ 206,007	$ 187,996
Research and development	415,800	332,774
Total revenues	621,807	520,770

Operating expenses
Research and development	160,439	142,185
Selling, general and administrative	193,857	152,318
Depreciation	1,746	1,745
Amortization, patents	15,558	14,534
Total operating expenses	371,600	310,782

Operating income	250,207	209,988

Other income (expense)
Miscellaneous	10,760	-
Interest expense, net	(1,512)	(52)

Income before income taxes and equity in net income of affiliates	259,455	209,936

Provision for income taxes (Note 5)	95,000	74,000

Income before equity in net income of affiliates	164,455	135,936

Equity in net income of affiliates (Note 2)	92,131	264,980

Net income	$ 256,586	$ 400,916

Basic and diluted earnings per common share (Note 6)	$ 0.26	$ 0.40

See accompanying notes.

TAYCO DEVELOPMENTS, INC.

Statements of Changes in Stockholders' Equity

For the year ended May 31, 2002 and the eleven months ended May 31, 2001

	Common	Paid-in	Retained	Treasury
	Stock	Capital	Earnings	Stock

Balance, June 30, 2000	$ 49,696	$ 670,605	$ 1,756,920	$ (5,629)

Net income for the eleven months ended May 31, 2001	-	-	400,916	-

Balance, May 31, 2001	49,696	670,605	2,157,836	(5,629)

Net income for the year ended May 31, 2002	-	-	256,586	-

Balance, May 31, 2002	$ 49,696	$ 670,605	$ 2,414,422	$ (5,629)

See accompanying notes.

TAYCO DEVELOPMENTS, INC.

Statements of Cash Flows

For the year ended May 31, 2002 and the eleven months ended May 31, 2001	2002	2001

Cash flows from operating activities:
Net income	$256,586	$400,916
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	17,304	16,279
Equity in net income of affiliates	(92,131)	(264,980)
Deferred income taxes	(900)	(300)
Changes in other current assets and current liabilities:
Receivable - affiliate, net	(149,125)	(61,970)
Prepaid expenses	(2,346)	1,384
Accrued income taxes	(1,780)	(26,845)
Accrued expenses	1,114	(3,094)

Net cash flows from operating activities	28,722	61,390

Cash flows from investing activities:
Increase in short-term investments	(2,590)	(25,817)
Increase in intangible assets, net	(31,220)	(34,523)

Net cash flows for investing activities	(33,810)	(60,340)

Net increase (decrease) in cash	(5,088)	1,050

Cash - beginning	6,458	5,408

Cash - ending	$ 1,370	$ 6,458

See accompanying notes.

TAYCO DEVELOPMENTS, INC.

Notes to Financial Statements

2635:

1. Summary of Significant Accounting Policies:

Nature of Operations:

Tayco Developments, Inc. (the Company) is a patent holding company engaged in research, development and licensing services for use in the manufacturing operation of its affiliate, Taylor Devices, Inc. (Devices). The Company's revenues are derived from services provided to Devices (see Note 7).

Fiscal Year Change:

The Company changed its fiscal year end from June 30 to May 31. An eleven-month transition period from July 1, 2000 through May 31, 2001 precedes the start of the new fiscal year.

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

Intangible Assets:

Intangible assets consist of the cost of obtaining patents, which represent legal expenditures incurred for patents and patent applications, capitalized and amortized over a 15- to 17-year life on a straight-line basis, and cash value of life insurance, which is stated at the surrender value of the contracts less outstanding policy loans.

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

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Investments in Affiliates:

	2002	2001
Investment, at cost
Devices (25% ownership)	$ 375,866	$ 375,866
Tayco Realty Corporation
(Realty) (42% ownership)	102,400	102,400
	478,266	478,266
Cumulative equity in net
income of the affiliates	1,826,730	1,734,599
	$2,304,996	$2,212,865

Equity in net income of affiliates consisted of the following:

	2002	2001
Devices	$65,418	$242,551
Realty	26,713	22,429
	$92,131	$264,980

The quoted market value of Devices at May 31, 2002 and 2001 was $3,180,905 and $2,308,947. The market value for Realty is not available.

The cost of the investments in the affiliates exceeded the Company's share of the underlying book value of net assets of these affiliates by $143,667 at the various dates of acquisition, and this excess ($51,881 balance at May 31, 2002) is being amortized on a straight-line basis over 40 years, by reducing reported equity in net income of affiliates. Amortization of this excess cost was $4,480 for the year ended May 31, 2002 and $4,108 for the eleven months ended May 31, 2001. The common shares of Realty and approximately 57% of the common shares of Devices owned by the Company are unregistered and, therefore, their marketability is limited.

Following is a summary of the consolidated financial position and results of operations of these affiliates:

	2002	2001
Balance sheet:
Current assets	$15,702,81	$10,930,777
Property and equipments,	4,148,524	3,689,345
Other assets	765,384	712,876
	$20,616,72	$15,332,998

Current liabilities	$10,698,04	$ 6,433,556
Noncurrent liabilities	1,967,921	1,397,512
Stockholders'' equity	7,950,759	7,501,930
	$20,616,72	$15,332,998
Income Statement:
Sales, net	$15,985,94	$13,243,801
Net income	$ 332,779	$ 1,042,881

3. Property and Equipment:

	2002	2001
Laboratory equipment	$24,511	$24,511
Shop equipment	34,249	34,249
Furniture and fixtures	14,629	14,629
	73,389	73,389
Less accumulated depreciation	71,833	70,087
	$1,556	$ 3,302

4. Cash Value of Life Insurance:

	2002	2001
Cash values	$168,744	$158,942
Less policy loans	73,461	73,410
	$ 95,283	$ 85,532

5. Provision for Income Taxes:

	2002	2001
Current tax provision:
Federal	$77,200	$57,500
State	18,700	16,800
	95,900	74,300
Deferred tax provision:
Federal	(700)	(200)
State	(200)	(100)
	(900)	(300)
	$95,000	$74,000

A reconciliation of the provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2002	2001
Computed tax at the expected
statutory rate	$88,200	$71,400
State tax - net of Federal tax	12,300	11,100
Effect of graduated Federal rates	(6,400)	(8,500)
	$95,000	$74,000

Income on undistributed earnings from affiliates are considered to be permanently reinvested, and therefore no provision for deferred income taxes has been recorded.

6. Earnings Per Common Share:

Basic earnings per common share have been computed based upon the weighted average of common shares outstanding during the year. The number of shares used in the computation of basic and diluted earnings per share was 990,213 for the year ended May 31, 2002 and the eleven months ended May 31, 2001.

7. Related Party Transactions:

Royalty revenues were earned from Devices for the use of Company patents in its manufacturing operations.

Research and development revenues were earned from services performed by Company research engineers for Devices.

The Company leases office and laboratory facilities from Devices at a current annual rental of $12,000. Rental expenses under the lease were $12,000 and $11,000 for the year ended May 31, 2002 and the eleven months ended May 31, 2001.

8. Fair Value of Financial Instruments:

The carrying amounts of cash, receivables and accrued expenses approximates fair value because of the short maturity of these instruments.

9. Cash Flows Information:

Net cash flows from operating activities reflect cash payments for interest and income taxes for the year ended May 31, 2002 and the eleven months ended May 31, 2001 as follows:

	2002	2001
Interest	$ 4,102	$ 3,673

Income taxes	$97,680	$101,145