Form 10QSB
period 2002-08-31
TAYCO DEVELOPMENTS INC
filed 2002-10-15
CIK 894952

4:

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For quarter ended August 31, 2002

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

Yes	X	No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.

CLASS	Outstanding at August 31, 2002
Common Stock (5 cents par value)	990,213

TAYCO DEVELOPMENTS, INC.

Index to Form 10-QSB

TAYCO DEVELOPMENTS, INC.

Condensed Balance Sheets	(Unaudited)
	August 31,	May 31,
	2002	2002

Assets
Current assets:
Cash	$ 3,011	$ 1,370
Short-term investments	55,053	54,380
Receivable - affiliate, net	550,172	540,134
Prepaid expenses	13,236	8,944
Total current assets	621,472	604,828

Investments in affiliates, at equity	2,396,432	2,304,996

Property and equipment, net	806	1,556

Intangibles and other assets	237,441	240,426

	$3,256,151	$3,151,806

Liabilities and Stockholders' Equity
Current liabilities	12,150	22,112

Deferred income taxes	600	600

Stockholders' Equity:
Common stock and additional paid-in capital	720,301	720,301
Retained earnings	2,528,729	2,414,422
	3,249,030	3,134,723
Treasury stock - at cost	(5,629)	(5,629)
Total stockholders' equity	3,243,401	3,129,094

	$3,256,151	$3,151,806

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Condensed Statements of Income
	(Unaudited)
For the three months ended August 31,	2002	2001

Revenues
Royalties	$ 27,512	$ 48,183
Research and development	105,300	107,810
Total revenues	132,812	155,993

Operating expenses:
Research and development	47,178	44,670
Selling, general and administrative	46,286	40,470
Depreciation and amortization	4,350	4,200
Total operating expenses	97,814	89,340

Operating income	34,998	66,653

Other income	673	641

Income before provision for income taxes and equity in net income of affiliates
	35,671	67,294

Provision for income taxes	12,800	24,300

Income before equity in net income of affiliates	22,871	42,994

Equity in net income of affiliates	91,436	101,895

Net income	$114,307	$144,889

Basic earnings per common share	$ 0.12	$ 0.15

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Condensed Statements of Cash Flows
	(Unaudited)
For the three months ended August 31,	2002	2001

Cash flows from operating activities:
Net income	$114,307	$144,889
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	4,350	4,200
Equity in net income of affiliates	(91,436)	(101,895)
Changes in other current assets and current liabilities:
Receivable - affiliate, net	(10,038)	(26,561)
Prepaid expenses	(4,292)	(5,501)
Accrued income taxes	(10,980)	(8,420)
Accrued expenses	1,018	(7,133)
Net cash flows from (for) operating activities	2,929	(421)

Cash flows from investing activities:
Increase in short-term investments	(673)	(641)
Increase in intangible assets	(615)	(4,448)
Net cash flows for investing activities	(1,288)	(5,089)

Net increase (decrease) in cash	1,641	(5,510)

Cash - beginning	1,370	6,458

Cash - ending	$ 3,011	$ 948

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Notes to Condensed Financial Statements

1.	The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2002 and May 31, 2002 and the results of operations and cash flows for the three months ended August 31, 2002 and 2001. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2002.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.	To calculate the earnings per share for the three month periods ended August 31, 2002 and 2001, the net income was divided by the outstanding shares of 990,213.

4.	The results of operations for the three month period ended August 31, 2002 are not necessarily indicative of the results to be expected for the full year.

5.	Significant Equity Investee: The Company owns a 24% equity investment in Taylor Devices, Inc. For the three months ended August 31, 2002, Taylor Devices, Inc. had sales of $4,021,331, gross profit of $1,806,511 and net income of $362,386.

TAYCO DEVELOPMENTS, INC.

Management's Discussion and Analysis of the Financial Condition and Results of Operations

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 2, "Management's Discussion and Analysis or Plan of Operations," and elsewhere in this 10-QSB that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

A summary of the period to period changes in the principal items included in the condensed statements of income is shown below:

Comparisons of the three months ended August 31, 2002 and 2001
Increase (Decrease)

Royalties	(20,671)
Research & development revenue	(2,510)
Research & development expense	2,508
Selling, general and administrative expense	5,816
Depreciation and amortization	150
Operating income	(31,655)
Other income	32
Income before provision for income taxes and equity in net income of affiliates
(31,623)
Provision for income taxes	(11,500)
Equity in net income of affiliates	(10,459)
Net income	(30,582)

TAYCO DEVELOPMENTS, INC.

Management's Discussion (Continued)

The Company recorded its second-best first quarter at 8/31/02 with strong contributions from its own operations and from affiliates' income.

For the three months ended August 31, 2002 (all figures being compared are for the three months ended August 31, 2002 vs. the three months ended August 31, 2001).

In the first quarter of fiscal year 2003, the Company's focus continued to shift from heavy participation in Taylor Devices, Inc.'s development contracts to providing technical support on smaller jobs and bidding activities. Royalties were $27,512 in FY03 compared to $48,183 in FY02 due to a shift in Devices' product mix of first quarter shipments. Research and development revenue was $105,300 in FY03 versus $107,810 in FY02 due primarily to lessened overtime in the current year. Total Revenues were $132,812 in FY03, a decrease of $23,181 from the previous year.

Total operating expenses increased by $8,474 to $97,814 in FY03. The primary cause was a $5,816 increase in Selling, General and Administrative expenses driven by increased insurance and auditing expenses.

Income before provision for income taxes and equity in the net income of affiliates was $35,671 in FY03, compared to $67,294 in the first quarter of FY02.

Equity in the net income of affiliates for FY03 was recorded at $91,436 versus $101,895 for FY02 as the Company's primary affiliate, Taylor Devices, Inc., had a strong first quarter in FY03, but net income was approximately 10% lower than last year's reported first quarter net income.

Net income for the first quarter of FY03 was $114,307, the second-best first quarter ever recorded by the Company, second only to $144,889 for FY02.

Balance sheet changes remained minimal for the Company as it carried no debt, inventory or payables.

The Company's technical staff continues to be utilized on a combination of projects consisting of current orders in progress at Devices, bid proposals for upcoming civil engineering and defense projects, and some pure research projects. These pure research projects had been put on hold during the last two years of high level activity on the two aerospace/defense contracts cited in previous reports.

One of the two recently completed aerospace/defense projects has led to two follow-up projects requiring miniaturization of the hardware that was recently developed. These two projects are in the bid stage now and could produce orders and revenue for Devices in FY03, and affiliate income to the Company in the same period. Also believed to have a short turn-around time is a civil engineering project requiring the replacement of pneumatic devices with hydraulic devices.

At this time, Management believes that FY03 will be a strong year for the Company. The bid and proposal activity at Devices is higher than it was at this time last year and the Company should benefit from it in the near-term future. At this time, Management does not anticipate that it will require any additional sources of outside financing to fund its operations, acquisitions or expansion.

TAYCO DEVELOPMENTS, INC.

Part II - Other Information

PART II-	OTHER INFORMATION

	ITEM 1	Legal Proceedings:
The Company is not currently engaged in any litigation.

	ITEM 2	Changes in Securities: None

	ITEM 3	Defaults Upon Senior Securities: None

	ITEM 4	Submission of Matters to Vote of Securities Holders: None
ITEM 5	Other Information: None

ITEM 6	Exhibits and Reports on Form 8-K: None

TAYCO DEVELOPMENTS, INC.

Accountants' Review Report

The Board of Directors and Stockholders
Tayco Developments, Inc.

We have reviewed the condensed balance sheet of Tayco Developments, Inc. as of August 31, 2002, and the related condensed statements of income and cash flows for the three months ended August 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of May 31, 2002, and the related statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 16, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of May 31, 2002 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Lumsden & McCormick, LLP
Buffalo, New York
October 9, 2002

TAYCO DEVELOPMENTS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYCO DEVELOPMENTS, INC.
(Registrant)

By	/s/Douglas P. Taylor	Date:	October 15, 2002
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

AND

By	/s/Kenneth G. Bernstein	Date:	October 15, 2002
Kenneth G. Bernstein Treasurer (Principal Financial and Accounting Officer)

TAYCO DEVELOPMENTS, INC.

Certifications

STATEMENT FURNISHED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002, 15 U.S.C. SECTION 78f

In connection with this filing by Tayco Developments, Inc. (the "Company") of the Company's quarterly report on Form 10-QSB for the period ended August 31, 2002 (the "Report"), Douglas P. Taylor, President and Chief Executive Officer of the Company ( a "Signing Officer"), hereby certifies that:

        A) The Signing Officer has reviewed the Report;

        B) Based on the Signing Officer's knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

        C) Based on the Signing Officer's knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of and for the periods presented in the Report;

        D) The Signing Officers:

                1) are responsible for establishing and maintaining internal controls;

                2) have designed such internal controls to ensure that material information relating to the Company and its consolidated subsidiaries is made known to the Signing Officers by others within those entities, particularly during the period in which the periodic reports are being prepared;

                3) have evaluated the effectiveness of the internal controls as of a date within 90 days prior to the report; and

                4) have presented in the Report their conclusions about the effectiveness of their internal control based on their evaluation as of that date;

        E) The Signing Officers have disclosed to the Company's auditors and the audit committee of the board of directors the Company:

                1) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weakness in internal controls; and

                2) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

        F) The Signing Officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

This statement is authorized to be attached as an exhibit to the Report so that this statement will accompany the Report at such time as the Report is filed with the Securities and Exchange Commission, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 78f. [It is not intended that this statement be deemed to be filed for purposes of the Securities Exchange Act of 1934.]

Date: October 15, 2002	By:	/s/ Douglas P. Taylor
Douglas P. Taylor President and Chief Executive Officer

TAYCO DEVELOPMENTS, INC.

Certifications (Continued)

STATEMENT FURNISHED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002, 15 U.S.C. SECTION 78f

In connection with the filing by Tayco Developments, Inc. (the "Company") of the Company's quarterly report on Form 10-QSB for the period ended August 31, 2002 (the "Report"), Kenneth G. Bernstein, Treasurer and Chief Financial Officer, respectively, of the Company (a "Signing Officer"), hereby certifies that:

        A) The Signing Officer has reviewed the Report;

        B) Based on the Signing Officer's knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

        C) Based on the Signing Officer's knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of and for the periods presented in the Report;

        D) The Signing Officers:

                1) are responsible for establishing and maintaining internal controls;

                2) have designed such internal controls to ensure that material information relating to the Company and its consolidated subsidiaries is made known to the Signing Officers by others within those entities, particularly during the period in which the periodic reports are being prepared;

                3) have evaluated the effectiveness of the internal controls as of a date within 90 days prior to the report; and

                4) have presented in the Report their conclusions about the effectiveness of their internal control based on their evaluation as of that date;

        E) The Signing Officers have disclosed to the Company's auditors and the audit committee of the board of directors the Company:

                1) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weakness in internal controls; and

                2) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

        F) The Signing Officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

This statement is authorized to be attached as an exhibit to the Report so that this statement will accompany the Report at such time as the Report is filed with the Securities and Exchange Commission, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 78f. [It is not intended that this statement be deemed to be filed for purposes of the Securities Exchange Act of 1934.]

Date: October 15, 2002	By:	/s/ Kenneth G. Bernstein
Kenneth G. Bernstein, Treasurer and Chief Financial Officer

TAYCO DEVELOPMENTS, INC.

Certifications (Continued)

PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350

In connection with this quarterly report of Tayco Developments, Inc. (the "Company") on Form 10-QSB for the period ended August 31, 2002 to be filed with Securities and Exchange Commission on or about the date hereof (the "Report"), I, Douglas P. Taylor, Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

        (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the Report.

It is not intended that this statement be deemed to be filed for purposes of the Securities Exchange Act of 1934.

Date: October 15, 2002	By:	/s/Douglas P. Taylor
Douglas P. Taylor,
Chief Executive Officer

TAYCO DEVELOPMENTS, INC.

Certifications (Continued)

PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350

In connection with this quarterly report of Tayco Developments, Inc. (the "Company") on Form 10-QSB for the period ended August 31, 2002 to be filed with Securities and Exchange Commission on or about the date hereof (the "Report"), I, Kenneth G. Bernstein, Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

        (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the Report.

It is not intended that this statement be deemed to be filed for purposes of the Securities Exchange Act of 1934.

Date: October 15, 2002	By:	/s/Kenneth G. Bernstein
Kenneth G. Bernstein,
Chief Financial Officer