Form 10QSB
period 2002-11-30
TAYCO DEVELOPMENTS INC
filed 2003-01-14
CIK 894952

4:

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarter ended November 30, 2002

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

Yes	X	No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.

CLASS	Outstanding at November 30, 2002
Common Stock (5 cents par value)	990,213

TAYCO DEVELOPMENTS, INC.

Index to Form 10-QSB

TAYCO DEVELOPMENTS, INC.

Part I - Item 1. Financial Statements

Condensed Balance Sheets	(Unaudited)
	November 30,	May 31,
	2002	2002

Assets
Current assets:
Cash	$ 5,791	$ 1,370
Short-term investments	55,727	54,380
Receivable - affiliate, net	511,901	540,134
Prepaid expenses	62,576	8,944
Total current assets	635,995	604,828

Investments in affiliates, at equity	2,454,652	2,304,996

Property and equipment, net	56	1,556

Intangibles and other assets	234,876	240,426

	$3,325,579	$3,151,806

Liabilities and Stockholders' Equity
Current liabilities	$ 10,348	$ 22,112

Deferred income taxes	600	600

Stockholders' Equity:
Common stock and additional paid-in capital	720,301	720,301
Retained earnings	2,599,959	2,414,422
	3,320,260	3,134,723
Treasury stock - at cost	(5,629)	(5,629)
Total stockholders' equity	3,314,631	3,129,094

	$ 3,325,579	$3,151,806

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Condensed Statements of Income
	(Unaudited)		(Unaudited)
	For the three months ended November 30,		For the six months ended November 30,
	2002	2001	2002	2001

Revenues:
Royalties	$ 27,445	$ 66,334	$ 54,957	$ 114,517
Research and development	93,590	103,460	198,890	211,270
Total revenues	121,035	169,794	253,847	325,787

Operating expenses:
Research and development	40,845	44,014	88,023	88,684
Selling, general and administrative	59,587	46,806	105,873	87,276
Depreciation and amortization	4,350	4,200	8,700	8,400
Total operating expenses	104,782	95,020	202,596	184,360

Operating income	16,253	74,774	51,251	141,427

Other income (expense), net	(643)	(675)	30	(34)

Income before provision for income taxes and equity in net income of affiliates
	15,610	74,099	51,281	141,393

Provision for income taxes	2,600	27,200	15,400	51,500

Income before equity in net income of affiliates	13,010	46,899	35,881	89,893

Equity in net income of affiliates	58,220	39,865	149,656	141,760

Net income	$ 71,230	$ 86,764	$185,537	$ 231,653

Basic earnings per common share	$ 0.07	$ 0.09	$ 0.19	$ 0.23

See notes to condensed financial statements.
TAYCO DEVELOPMENTS, INC.

Condensed Statements of Cash Flows
	(Unaudited)
For the six months ended November 30,	2002	2001

Cash flows from operating activities:
Net income	$185,537	$231,653
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	8,700	8,400
Equity in net income of affiliates	(149,656)	(141,760)
Changes in other current assets and current liabilities:
Receivable - affiliate, net	28,233	(59,138)
Prepaid expenses	(53,632)	(21,028)
Current Liabilities	(11,764)	(9,027)
Net cash flows from operating activities	7,418	9,100

Cash flows from investing activities:
Increase in short-term investments	(1,347)	(1,283)
Increase in intangible assets	(1,650)	(12,052)
Net cash flows for investing activities	(2,997)	(13,335)

Net increase (decrease) in cash	4,421	(4,235)

Cash - beginning	1,370	6,458

Cash - ending	$ 5,791	$ 2,223

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Notes to Condensed Financial Statements

1.	The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2002 and May 31, 2002 and the results of operations and cash flows for the three and six months ended November 30, 2002 and 2001. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2002.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.	To calculate the earnings per share for the three and six month periods ended November 30, 2002 and 2001, the net income was divided by the outstanding shares of 990,213.

4.	The results of operations for the six month period ended November 30, 2002 are not necessarily indicative of the results to be expected for the full year.

5.	Significant Equity Investee: The Company owns a 24% equity investment in Taylor Devices, Inc. For the six months ended November 30, 2002, Taylor Devices, Inc. had sales of $7,062,314, gross profit of $3,209,173 and net income of $587,494.

TAYCO DEVELOPMENTS, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

A summary of the period to period changes in the principal items included in the condensed statements of income is shown below:

Comparisons of the six months ended November 30, 2002 and 2001
Increase (Decrease)

Royalties	(59,560)
Research & development revenue	(12,380)
Research & development expense	(661)
Selling, general and administrative expense	18,597
Depreciation and amortization	300
Operating income	(90,176)
Other income	64
Income before provision for income taxes and equity in net income of affiliates
(90,112)
Provision for income taxes	(36,100)
Equity in net income of affiliates	7,896
Net income	(46,116)

TAYCO DEVELOPMENTS, INC.

Management's Discussion and Analysis or Plan of Operation (Continued)

With record-level contributions from its affiliates, the Company posted strong second quarter and six month results - its second-best historic net income figures for both periods.

For the six months ended November 30, 2002 (All figures being compared are for the six months ended November 30, 2002 vs. the six months ended November 30, 2001).

A shifting product mix and the completion of two aerospace/defense development contracts caused a shift in Royalty Income and R&D revenue. In FY2003, Royalties were $54,957 compared to $114,517 in FY2002. Research and development revenue for the current year to date period was $198,890 versus $211,270 last year. Combined, the total revenues for the Company were $253,847, a difference of 22.1% from the prior year. Operating expenses for FY2003 were $202,596, a shift of $18,236 from FY2002. This change was caused primarily by increased legal, insurance and auditing expenses generated by new regulatory requirements and increased insurance expenses related to the current global political climate.

Equity in the net income of affiliates achieved a six-month record high of $149,656 as both of the Company's affiliates, Taylor Devices and Tayco Realty, had favorable six month results. Net income for the six months ended November 30, 2002 was $185,537 and $.19 earnings per share versus $231,653 and $.23 earnings per share for the six months ended November 30, 2001.

For the three months ending November 30, 2002 (All figures being compared are for three months ended November 30, 2002 vs. the three months ended November 30, 2001).

In the second quarter of FY2003, Royalties and R&D revenues were impacted as described in the above section. The combined revenue figure for 2003 was $121,035 compared to $169,794, a change of 28.7%. Operating expenses, affected by the legal, auditing and insurance factors described above, were $104,782 compared to $95,020 in 2002.

Equity in the net income of affiliates was a QII record amount of $58,220, resulting in a net income figure of $71,230 and $.07 earnings per share in FY2003 compared to $86,764 and $.09 earnings per share in FY2002.

The Company's Balance Sheet has remained stable in the six-month period with no notable items except Prepaid Expenses, whose balance reflects the payments made for the aforementioned legal and insurance expense increases.

Despite the favorable overall financial results posted so far in FY 2003, Management is reviewing the basic elements of the Company's operating income. Royalty income is basically dependent on the product mix shipped by Devices each period. Devices' backlog of deliverables ordered under long-term procurement contracts several years ago had diminished over a period of years but is now beginning to build again as defense procurements are placed. The Management of the Company, in collaboration with Devices' marketing staff, is actively pursuing three substantial aerospace/defense contracts for the production of the items developed at the Company over the past three years. One potential contract involves the miniaturization of a technology developed by the Company's engineering staff.

Marketing prospects for the Company and Devices are looking as good or better than they have been for the last eighteen months. Among the prospects are specific projects that would have a positive impact on both the royalty and staff utilization performance of the Company. Management is optimistic concerning the eventual placement of these orders, but depending on the timing of receipt of the orders and the release of customer designs specifications, these potential orders may or may not significantly impact the results for FY2003. At the half-way point of FY2003, Management believes financial results for the remaining two quarters will be positive, resulting in another good year for the Company.

At this time Management does not anticipate that the Company will require any additional funding from outside sources to finance its operations or any expansions.

TAYCO DEVELOPMENTS, INC.

Item 3. Controls and Procedures

        (a) Evaluation of disclosure controls and procedures.

        The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report and have concluded that as of the evaluation date, the disclosure controls and procedures were adequate to ensure that material information relating to the Company was made known to the officers by others within the Company.

        (b) Changes in internal controls.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

TAYCO DEVELOPMENTS, INC.

Part II - Other Information

PART II	OTHER INFORMATION

	ITEM 1	Legal Proceedings:
The Company is not currently engaged in any litigation.

	ITEM 2	Changes in Securities: None

	ITEM 3	Defaults Upon Senior Securities: None

ITEM 4	Submission of Matters to Vote of Securities Holders:

The Annual Meeting of Shareholders was held November 1, 2002. The total number of shares outstanding on the meeting record date of September 20, 2002 was 990,213. A total of 865,272 shares were present in person or by proxy at the meeting. The following are the election results for the slate of directors presented by management.

		For	Withheld/Against
	Douglas P. Taylor Joseph P. Gastel David A. Lee Paul L. Tuttobene Janice M. Nicely	860,250 860,050 860,050 857,429 859,929	4,923 4,892 4,892 7,513 5,013

ITEM 5	Other Information: None

ITEM 6	Exhibits and Reports on Form 8-K:
Documents filed as part of this report:

Exhibit (3)(i)	Certificate of Change to Certificate of Incorporation changing service of process address, filed with the Secretary of State of New York on December 10, 2002.
Exhibit 99.1	Section 906 Certification of Chief Executive Officer
Exhibit 99.2	Section 906 Certification of Chief Financial Officer

TAYCO DEVELOPMENTS, INC.

Accountants' Review Report

The Board of Directors and Stockholders
Tayco Developments, Inc.

We have reviewed the condensed balance sheet of Tayco Developments, Inc. as of November 30, 2002, and the related condensed statements of income and cash flows for the three and six months ended November 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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
January 10, 2003

TAYCO DEVELOPMENTS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYCO DEVELOPMENTS, INC.
(Registrant)

By	s/Douglas P. Taylor	Date:	January 14, 2003
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

AND

By	s/Kenneth G. Bernstein	Date:	January 14, 2003
Kenneth G. Bernstein Treasurer (Principal Financial and Accounting Officer)

TAYCO DEVELOPMENTS, INC.

Section 302 Certifications

PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Douglas P. Taylor, Chief Executive Officer of the registrant, Tayco Developments, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tayco Developments, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003	By:	s/ Douglas P. Taylor
Douglas P. Taylor Chief Executive Officer

TAYCO DEVELOPMENTS, INC.

Section 302 Certifications (Continued)

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Kenneth G. Bernstein, Chief Financial Officer of the registrant Tayco Developments, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tayco Developments, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003	By:	s/ Kenneth G. Bernstein
Kenneth G. Bernstein, Chief Financial Officer