Form 10QSB
period 2003-02-28
TAYCO DEVELOPMENTS INC
filed 2003-04-14
CIK 894952

4:

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarter ended February 28, 2003

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

Yes	X	No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.

CLASS	Outstanding at February 28, 2003
Common Stock (5 cents par value)	990,213

TAYCO DEVELOPMENTS, INC.

Index to Form 10-QSB

122:

TAYCO DEVELOPMENTS, INC.

Part I - Item 1. Financial Statements

Condensed Balance Sheets	(Unaudited)
	February 28,	May 31,
	2003	2002

Assets
Current assets:
Cash	$ 1,261	$ 1,370
Short-term investments	56,402	54,380
Receivable - affiliate, net	528,259	540,134
Prepaid expenses	70,462	8,944
Total current assets	656,384	604,828

Investments in affiliates, at equity	2,489,187	2,304,996

Property and equipment, net	-	1,556

Intangibles and other assets	231,662	240,426

	$3,377,233	$3,151,806

Liabilities and Stockholders' Equity
Current liabilities	$ 6,448	$ 22,112

Deferred income taxes	600	600

Stockholders' Equity:
Common stock and additional paid-in capital	720,301	720,301
Retained earnings	2,655,513	2,414,422
	3,375,814	3,134,723
Treasury stock - at cost	(5,629)	(5,629)
Total stockholders' equity	3,370,185	3,129,094

	$3,377,233	$3,151,806

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Condensed Statements of Income
	(Unaudited)		(Unaudited)
	For the three months ended February 28,		For the nine months ended February 28,
	2003	2002	2003	2002

Revenues:
Royalties	$ 24,838	$ 52,727	$ 79,795	$ 167,244
Research and development	103,690	92,760	302,580	304,030
Total revenues	128,528	145,487	382,375	471,274

Operating expenses:
Research and development	44,670	47,861	132,693	136,545
Selling, general and administrative	50,164	41,938	156,037	129,248
Depreciation and amortization	4,350	4,200	13,050	12,600
Total operating expenses	99,184	93,999	301,780	278,393

Operating income	29,344	51,488	80,595	192,881

Other income, net	675	-	705	-

Income before provision for income taxes and equity in net income of affiliates
	30,019	51,488	81,300	192,881

Provision for income taxes	9,000	17,100	24,400	68,600

Income before equity in net income of affiliates	21,019	34,388	56,900	124,281

Equity in net income of affiliates	34,535	68,943	184,191	210,703

Net income	$ 55,554	$103,331	$241,091	$334,984

Basic earnings per common share	$ 0.06	$ 0.10	$ 0.24	$ 0.34

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Condensed Statements of Cash Flows
	(Unaudited)
For the nine months ended February 28,	2003	2002

Cash flows from operating activities:
Net income	$241,091	$334,984
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	13,050	12,600
Equity in net income of affiliates	(184,191)	(210,703)
Changes in other current assets and current liabilities:
Receivable - affiliate, net	11,875	(96,723)
Prepaid expenses	(61,518)	(9,410)
Current Liabilities	(15,664)	(10,770)
Net cash flows from operating activities	4,643	19,978

Cash flows from investing activities:
Increase in short-term investments	(2,022)	(1,926)
Increase in intangible assets	(2,730)	(19,360)
Net cash flows for investing activities	(4,752)	(21,286)

Net decrease in cash	(109)	(1,308)

Cash - beginning	1,370	6,458

Cash - ending	$ 1,261	$ 5,150

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Notes to Condensed Financial Statements

1.	The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 2003 and May 31, 2002 and the results of operations and cash flows for the three and nine months ended February 28, 2003 and 2002. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2002.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.	To calculate the earnings per share for the three and nine month periods ended February 28, 2003 and 2002, the net income was divided by the outstanding shares of 990,213.

4.	The results of operations for the nine month period ended February 28, 2003 are not necessarily indicative of the results to be expected for the full year.

5.	Significant Equity Investee: The Company owns a 24.0% equity investment in Taylor Devices, Inc. For the nine months ended February 28, 2003, Taylor Devices, Inc. had sales of $11,111,699 gross profit of $4,747,906 and net income of $722,905.

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

A summary of the period to period changes in the principal items included in the condensed statements of income is shown below:

Comparisons of the nine months ended February 28, 2003 and 2002
Increase (Decrease)

Royalties	(87,449)
Research & development revenue	(1,450)
Research & development expense	(3,852)
Selling, general and administrative expense	26,789
Depreciation and amortization	450
Operating income	(112,286)
Other income	705
Income before provision for income taxes and equity in net income of affiliates
(111,581)
Provision for income taxes	(44,200)
Equity in net income of affiliates	(26,512)
Net income	(93,893)

TAYCO DEVELOPMENTS, INC.

Management's Discussion and Analysis or Plan of Operation (Continued)

For the nine months ended February 28, 2003 (All figures being compared are for the nine months ended February 28, 2003 versus the nine months ended February 28, 2002).

Total revenues for the nine month year-to-date period were $382,375 compared to $471,274 in FY02. R&D revenues remained almost constant between the periods - $302,580 in FY03 versus $304,030 in FY02. However, Royalties for FY03 were $79,795 compared to $167,244 in the prior year. The change in Royalty income is due to a change in product mix at the Company's primary affiliate, Taylor Devices, Inc. ("Devices"), where shipments of the Company's royalty producing items declined. Prospects for reversing this decline are discussed below.

Total operating expenses increased from $278,393 in FY02 to $301,780 in FY03 due primarily to personnel related expenses, patent costs and increased expenditures for insurance. The net of the changes in Total revenues and Operating expenses produced a change in Income before taxes from $192,881 in FY02 to $81,300 in FY03.

Equity in the net income of affiliates was $184,191 in FY03 versus $210,703 in FY02 as Devices has experienced its second strongest fiscal nine months compared to FY02, which was its best reported nine month period. Net income for the period was $241,091 and $.24 per share compared to $334, 984 and $.34 per share in FY02.

For the three months ending February 28, 2003 (All figures being compared are for the three months ended February 28, 2003 versus the three months ended February 28, 2002).

In the third quarter of FY2003, R&D income was again at a near record level as the Company's engineers participated heavily in development, testing and bidding activities for Devices' products. Royalty income, however, declined for the reasons discussed in the year-to-date section above. FY03 R&D income was $103,690 compared to $92,760 in FY02 and Royalties were $24,838 versus $52,727 in FY02. Operating expenses increased from $93,999 in FY02 to $99,184 in FY03 driven by the factors described above.

Income before provision for taxes changed to $30,019 in FY03 from $51,488 in FY02. Equity in the net income of affiliates was recorded at $34,535 in FY03 versus $68,943 in the prior year. Net income for the third quarter of FY03 was $55,554 and $.06 earnings per share compared to $103,331 and $.10 earnings per share last year.

As evidenced by the year-to-date financials, the Company's R&D revenue and basic operating expenses have remained stable, but Royalty income has declined as Devices' product mix has shifted. Devices has recently received one moderate sized order for one of the Company's royalty producing items and is actively pursuing two others of potentially greater value. Receipt of either or both of these orders will have the dual benefit of producing both R&D income and Royalties income for the Company. Both potential orders are military related, however, the current conflict with Iraq may have already delayed, and may continue to delay, the awarding of contracts. Management believes action will be taken within the next six months with immediate R&D implications and longer term Royalty benefits.

For the remainder of FY03, Management anticipates its operations to remain a consistent and favorable contribution to the bottom line of its affiliates. Because of the QIV adjustment made to last year's fourth quarter earnings from affiliates, Net income for FY03 is likely to approximate that of FY02 levels.

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

TAYCO DEVELOPMENTS, INC.

Accountants' Review Report

The Board of Directors and Stockholders
Tayco Developments, Inc.

We have reviewed the condensed balance sheet of Tayco Developments, Inc. as of February 28, 2003, and the related condensed statements of income and cash flows for the three and nine months ended February 28, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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
April 8, 2003

TAYCO DEVELOPMENTS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYCO DEVELOPMENTS, INC.
(Registrant)

By	s/Douglas P. Taylor	Date:	April 11, 2003
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

AND

By	s/Kenneth G. Bernstein	Date:	April 11, 2003
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

Date: April 11, 2003	By:	s/ Douglas P. Taylor
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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions).

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

Date: April 11, 2003	By:	s/ Kenneth G. Bernstein
Kenneth G. Bernstein, Chief Financial Officer