Form 10KSB
period 2003-05-31
TAYCO DEVELOPMENTS INC
filed 2003-08-29
CIK 894952

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
F O R M 10-KSB
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the twelve months ended May 31, 2003	Commission file number 2-15966

TAYCO DEVELOPMENTS, INC.

(Exact name of small business issuer as specified in its charter)

New York	16-0835557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Taylor Drive, P.O. Box 748, North Tonawanda, New York	14120-0748
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number	(716) 694-0877

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

[NA ]

Total revenues for fiscal year 2003 were $525,940.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the bid and asked price on August 20, 2003 was $1,171,004. In addition to shares excluded by affiliates, this calculation also excludes shares of the registrant's Common Stock that are held by Schedule 13D filers.

The number of shares outstanding of the registrant's class of Common Stock, as of the latest practicable date.

Class	Outstanding at August 20, 2003
Common Stock, $.05 par value	990,213

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

Patents, Trademarks and Licenses

The Company holds approximately 43 patents expiring at different times until the year 2020. In fiscal 2003, royalty income from the patents accounted for 24% of the Company's revenues.

Under the License Agreement dated November 1, 1959 ("License Agreement"), the Company granted Devices preferential rights to market in the United States and Canada all existing and future inventions and patents owned by the Company. The term of the License Agreement is the life of the last-to-expire patent on which Devices is paying royalties, the date of which is April 21, 2020. Devices pays a 5% royalty to the Company on sales of items sold and shipped. During fiscal 2003, Devices paid $125,030 in royalties to the Company. Payments are required to be made quarterly, without interest, and are current.

In addition, the License Agreement provides for the Company to pay Devices 10% of the gross royalties received from third parties who are permitted to make, use and sell machinery and equipment under patents not subject to the License Agreement. These royalties also apply to certain apparatus and equipment subject to the License Agreement which has been modified by Devices, with the rights to the modification assigned to the Company. No royalties were paid to Devices in 2003. Royalties, if any, are paid quarterly. Royalties are also paid to Douglas P. Taylor pursuant to a resolution of the Board of Directors of the Company. See "Executive Compensation."

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

Dependence Upon Customers/Terms of Sale/Sales Backlog

The Company's current business is almost totally dependent on Devices. In fiscal 2003, 100% of sales were to Devices in the form of both direct and subcontracted project engineering. Terms of sale are normally net 30 days, with purchase orders issued on a "cost plus" basis. Work is subcontracted from Devices as needed, and consequently there is no backlog. All contract arrangements are at arm's length and are at terms no less favorable to the Company than if made to an independent third party.

Government Contracts

The Company has proposals pending with the federal government, but no assurances can be given that any contracts will be forthcoming.

Research and Development

The Company engages in Research and Development ("R&D") in connection with the design of products that are sold by Devices. See "Patents, Trademarks and Licenses." The Company's income from R&D was $400,910 and $415,800 for fiscal years 2003 and 2002, respectively.

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

Employees

As of May 31, 2003, the Company had three full time employees and one part time employee, which does not include executive officers.

ITEM 2. DESCRIPTION OF PROPERTY

Pursuant to the Lease Agreement dated July 1, 2000 between the Company and Devices, Devices leases approximately 800 square feet of office and research and development space to the Company at a base annual rental of $12,000. The rate of any rental increase may not exceed 10% annually and may be waived by both parties in writing. The lease will automatically renew on each anniversary of its commencement date unless either party gives three months' written notice to the other of termination. The lease provides that on April 1 of each year, management of both companies will review the lease to determine possible increases for expenses due to increased taxes, maintenance costs, or for additional space utilized by the Company. For the twelve months ended May 31, 2003, the Company paid Devices rental payments totaling $12,000. The real property utilized by the Company is in good condition, adequate for present operations and adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is traded over the counter and is quoted by the Over the Counter Bulletin Board (OTCBB) under the symbol TYCO.

The market prices noted below for fiscal years 2003 and 2002 were obtained from the Pink Sheets and represent estimated prices between dealers, without retail mark-up, mark-down or commission.

	Fiscal 2003		Fiscal 2002
	High	Low	High	Low
First Quarter	3.0000	2.1000	3.2000	2.6500

Second Quarter	2.1000	1.6500	4.9000	3.2500

Third Quarter	2.2000	1.9200	4.9000	3.6000

Fourth Quarter	1.9100	1.7700	3.7500	3.1500

Holders

As of August 20, 2003, the approximate number of holders of record of Common Stock of the Company was 424. Due to a significant number of shares of the Company's Common Stock held in street name, the Company believes that the total number of beneficial owners of its Common Stock exceeds 1,000.

Dividends

There are no restrictions on the payment of either cash or stock dividends, but no dividends were declared in fiscal years 2003 or 2002. The Company does not anticipate the issuance of dividends in the future.

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

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Comparison of the years ended
May 31, 2003 and 2002

Increase / (Decrease)
Royalties	($80,977)
Research & development revenue	($14,890)
Research & development expense	$12,552
Selling, general and administrative expense	$26,141
Income before provision for income taxes and equity in net income of affiliate
($142,847)
Provision for income taxes	($63,400)
Equity in net income of affiliate	$9,496
Net income	($69,951)

The Company's results of operations for the fiscal year ended May 31, 2003 showed an approximate 15% decrease in net revenues with a decrease in net income of approximately 27%. The decrease in revenue is primarily a reduction of royalty income from the Company's affiliate, Taylor Devices, Inc. ("Devices") resulting from a lower level of shipments of royalty producing items manufactured by Devices, using patented technology owned by the Company. Management is focused on developing new applications for existing technology that will lead to high volume production and increased royalty income. The primary markets targeted are military and aerospace.

Research and development revenue from sales to Devices in the current year was only slightly less than the prior year's level.

Operating expenses of the company increased by approximately $39,000 over the prior year. More than half of this increase resulted from higher professional expenses incurred to assure the integrity of financial reporting and corporate disclosure following passage of the Sarbanes-Oxley Act in 2002. Professional expenses in 2003 were $22,000 higher than 2002. The Company also experienced the full effect of the increase in insurance premiums that went into effect during the last quarter of the fiscal year ended May 31, 2002. Insurance expense in 2003 was $7,000 higher than 2002.

Equity in the net income of affiliates for the current year was slightly more than $100,000. This is approximately 10% higher than the prior year's level.

Net income for the year ended May 31, 2003 was $186,635 or $0.19 per share. This is down 27% from the prior year's level of $256,586 or $0.26 per share. This is a result of the aforementioned items.

In addition to working on product development and bid analysis projects on behalf of Devices, Tayco's engineers are working on new military applications for the Seating Isolation System, as well as expanded aerospace applications for the Cargo Isolation Systems. Management believes that if the U.S. defense department increases expenditures on new development programs in 2004, royalty revenue may increase as new applications using the Company's technology are marketed.

The balance sheet as of May 31, 2003 remained comparable to that of the prior year-end and management believes that it is likely to remain so throughout the upcoming fiscal year.

Management believes that the Company's internally generated cash will be sufficient to fund ongoing operations for the fiscal year ended May 31, 2004.

ITEM 7. FINANCIAL STATEMENTS

For information concerning this Item, see the Company's balance sheet and related financial statements and notes at Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no disagreements between the Company and its accountants as to matters which require disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of May 31, 2003 and have concluded that as of the evaluation date, the disclosure controls and procedures were adequate to ensure that material information relating to the Company was made known to the officers by others within the Company.

(b) Changes in internal controls.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DOUGLAS P. TAYLOR, (55), has been Chairman, President and Chief Executive Officer of the Company since April 1991, an executive officer since 1979 and a director since 1972. Since 1976 and 1977, he has served as director of Devices and Realty, respectively. Mr. Taylor is inventor/co-inventor on numerous U.S. Patents assigned to the Company, and is widely published within the fluid power, aerospace/defense, and structural engineering communities.

DAVID A. LEE, (72), has served as Vice President of the Company since April 1991 and as a director since November 1991. Dr. Lee has also served as a consultant to Devices since 1974. He has a Ph.D. and M.E. degree in mechanical engineering from the University of Southern California at Los Angeles and a B.S. degree in mechanical engineering from the California Institute of Technology. Dr. Lee is the co-inventor on five U.S. patents assigned to the Company.

JOSEPH P. GASTEL, (78), is a patent attorney and has served as a Director and Secretary of the Company and Devices since 1984.

PAUL L. TUTTOBENE, JR., (40), President of PLT Associates, a firm which has served as a manufacturer's representative and consultant to Devices since 1989, has served as a director of the Company since November 1991. Mr. Tuttobene has a B.S. degree in marketing from St. John Fisher College.

JANICE M. NICELY, (63), is semi-retired and until November 1, 2001 served as Manager of Shareholder Relations for the Company and Devices. Ms. Nicely has been an employee of the Company and Devices since 1980 and has served as a director of the Company since November 1992.

MARK V. MCDONOUGH, (43), Appointed Chief Financial Officer of the Company and Chief Financial Officer of Taylor Devices on June 23, 2003. Until his appointment with Registrant, Mr. McDonough served as Director of Finance at Saint-Gobain Technical Fabrics, Inc. in Niagara Falls, NY. Prior to that time, he had been employed as Corporate Controller with International Motion Control, Inc. in Buffalo, NY.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation of the Company's Chief Executive Officer.

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION

Position	Fiscal Year	Salary	Director Fees	Director Bonus	Royalties (A)	Total
Douglas P. Taylor, Chairman, President and Chief Executive Officer	2003	$0	$3,750	$500	$35,000	$39,250
	2002	$0	$3,750	$500	$30,000	$34,250
	2001	$0	$3,750		$27,500 (B)	$31,250

(A)	By resolution of the Board on August 23, 2002, the Chief Executive Officer's monthly royalty payment was increased from $2,500 ($30,000 per year) to $3,000 ($36,000 per year).
(B)	Figure is for the eleven months ended May 31, 2001.

In fiscal 2003, each member of the Board of Directors received a fee of $1,250 for each meeting attended. The Secretary receives an additional fee of $2,250 per meeting for his services as corporate secretary. The Board of Directors met three times in fiscal 2003 with all directors present. The Company has no nominating, audit, or other standing committee of the Board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of August 20, 2003 as to persons known by the Company to be the beneficial owners of more than five percent (5%) of the Company's common stock, as well as shares owned by the named Executive Officer, each director and all directors and executive officers as a group.

Name and Address of Beneficial Owner	Direct/Indirect Ownership (4)	Amount of Percent of Ownership (4)
Taylor Devices, Inc. 90 Taylor Drive North Tonawanda, NY 14120	228,317 (1)	23.1%
Douglas P. Taylor 90 Taylor Drive North Tonawanda, NY 14120	97,659 (2)(3)	9.9%
Joseph P. Gastel 295 Main Street Suite 722 Buffalo, NY 14203	- 0 -	- 0 -
David A. Lee 1819 Wilshire Blvd. Santa Monica, CA 90403	- 0 -	- 0 -
Paul L. Tuttobene, Jr. 84 Benedict Road Pittsford, NY 14534	1,000	*
Janice M. Nicely 100 Taylor Drive North Tonawanda, NY 14120	72	*
Mark V. McDonough 90 Taylor Drive North Tonawanda, NY 14120	- 0 -	- 0 -
All Directors and officers as a group	98,731	10.0%
* less than 1%

(1)	These shares were purchased in January 1992 in a private sale at their fair market value, in consideration of Devices' partially discharging certain of the Company's obligations as a guarantor of the indebtedness of a former affiliate.
(2)	Douglas P. Taylor is a shareholder, a director, the President and CEO of both the Company and Devices. The Taylor family owns or controls 160,309 shares in the Company, or approximately 16.2% of its common stock, including shares held by Mr. Taylor. Also included in this number are the shares held by Mr. Taylor's sister, Joyce Taylor Hill, who owns 24,176 shares in her name and 33,174 shares as custodian for her children. Richard G. Hill, her husband and the brother-in-law of Mr. Taylor, beneficially owns 4,800 shares. Mr. Hill is also a shareholder, director, and Vice President of Devices. The Estate of the late Paul H. Taylor, Mr. Taylor's father, owns 500 shares, beneficially. Including shares beneficially owned by Messrs. Taylor and Hill in Devices, the Taylor family owns or controls 115,531 shares or 4.0% of the common stock of Devices.
(3)	Includes 6,000 shares held by Sandra Taylor, wife of Mr. Douglas P. Taylor, and 25,295 shares held by Sandra Taylor in custodial accounts for their children Erin and David, and 4,714 shares held by their son Alan. Mr. Taylor disclaims any beneficial ownership of these shares.
(4)	Information presented in this table has been supplied by the respective shareholders or by the Company, as transfer agent.

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
Balance Sheets at May 31, 2003 and 2002
Statements of Income for the years ended May 31, 2003 and 2002
Statements of Changes in Stockholders' Equity for the years ended May 31, 2003 and 2002
Statements of Cash Flows for the years ended May 31, 2003 and 2002
Notes to Financial Statements May 31, 2003 and, 2002

3.	Exhibits
(3)	Articles of Incorporation and By-laws
	(i)	Certificate of Incorporation filed by the New York State Department of State on July 22, 1955, incorporated by reference to exhibit 1 of Report on Form 8-K, dated September 30, 1992.
	(ii)	Amendment to Certificate of Incorporation filed by the New York Department of State on October 23, 1959, incorporated by reference to exhibit 2 of Report on Form 8-K, dated September 30, 1992.
	(iii)	Amendment to Certificate of Incorporation filed by the New York Department of State on September 5, 1961, incorporated by reference to exhibit 3 of Report on Form 8-K, dated September 30, 1992.
	(iv)	Amendment of Certificate of Incorporation filed by the New York Department of State on November 17, 1992, incorporated by reference to the Annual Report on Form 10-KSB, dated September 30, 1992.
	(v)	Certificate of Change incorporated by reference as Exhibit 3(i) to Quarterly Report on Form 10-QSB for the period ending November 30, 2002.
	(vi)	By-laws of the Registrant amended as of March 28, 2001, with attached copy of Proxy Review Guidelines, incorporated by reference to exhibit (3)(vi) to Quarterly Report on Form 10-QSB for the period ending March 31, 2001.
(10)	Material Contracts
	(i)	License Agreement between the Company and Taylor Devices, Inc. dated November 1, 1959, incorporated by reference to exhibit (5) of Report on Form 8-K, dated September 30, 1992.
	(ii)	Lease Agreement between the Company and Taylor Devices, Inc. dated July 1, 2000, incorporated by reference to exhibit (10)(ii) to Annual Report on Form 10-KSB, dated September 27, 2000.
(iii) Form of Indemnity Agreement between the Company and each of the directors, approved by the Board of Directors on March 20, 2002, incorporated by reference to exhibit 10(iii) to Annual Report on Form 10-KSB dated August 23, 2002.
(iv) Patent Agreement between David A. Lee, Technical Employee of Taylor Devices, Inc. and Tayco Developments, Inc., dated October 22, 1999, incorporated by reference to exhibit 10(iv) to Annual Report on Form 10-KSB dated August 23, 2002.
(v) Extract of Minutes of Meeting of the Board of Directors of the Company held August 23, 2002 awarding royalty payments to Douglas P. Taylor, incorporated by reference to exhibit 10(v) to Annual Report on Form 10-KSB dated August 23, 2002.
(11)	Statement of Computation of Per Share Earnings
This computation appears in the Notes to Financial Statements.
(14)	Code of Ethics
Tayco Developments, Inc. Code of Ethics, approved and adopted by the Board of Directors on August 22, 2003.
(21)	Subsidiaries of the Registrant
Tayco Realty Corporation, organized in New York on September 7, 1977. Tayco Realty Corporation is owned 42% by the registrant and 58% by Taylor Devices, Inc.
(23)	Report and Consent of Independent Certified Public Accountants Reports on Form 10-KSB.
(31)	Officer Certifications
(i) Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
(ii) Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
(32)	Officer Certifications
(i) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.
(ii) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.
(b)	REPORTS ON FORM 8-K
None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYCO DEVELOPMENTS, INC.
(Registrant)

By	/s/Douglas P. Taylor	Date	August 22, 2003
Douglas P. Taylor
President and Director
(Principal Executive Officer)

and

By	/s/Mark V. McDonough	Date	August 22, 2003
Mark V. McDonough
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Joseph P. Gastel	By:	/s/David A. Lee
	Joseph P. Gastel, Director		David A. Lee, Director
	August 22, 2003		August 22, 2003

By:	/s/Paul L. Tuttbene	By:	/s/Janice M. Nicely
	Paul L. Tuttobene, Director		Janice M. Nicely, Director
	August 22, 2003		August 22, 2003

CONSENT OF INDEPENDENT AUDITORS

To The Board of Directors of
Tayco Developments, Inc.

Gentlemen:

We hereby consent to the incorporation by reference in this Annual Report on Form 10-KSB (Commission File Number 2-15966) of Tayco Developments, Inc. of our report dated August 8, 2003, included in the May 31, 2003 Annual Report to Stockholders of Tayco Developments, Inc.

/s/Lumsden & McCormick, LLP

LUMSDEN & McCORMICK, LLP
Buffalo, New York
August 8, 2003

TAYCO DEVELOPMENTS, INC.

FINANCIAL STATEMENTS

May 31, 2003

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Tayco Developments, Inc.

We have audited the accompanying balance sheets of Tayco Developments, Inc. as of May 31, 2003 and 2002, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tayco Developments, Inc. as of May 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Lumsden & McCormick, LLP
Buffalo, New York
August 8, 2003

TAYCO DEVELOPMENTS, INC.

Balance Sheets

May 31,	2003	2002

Assets
Current assets:
Cash	$ 24,806	$ 1,370
Short-term investments	57,100	54,380
Receivable - affiliate, net (Note 8)	561,504	540,134
Prepaid income taxes	38,401	-
Prepaid expenses	7,069	8,944
Total current assets	688,880	604,828

Investments in affiliates, at equity (Note 2)	2,406,623	2,304,996

Property and equipment, net (Note 3)	-	1,556

Cash value of life insurance (Note 4)	105,058	95,283

Intangible assets, net (Note 5)	128,953	145,143

	$3,329,514	$3,151,806

Liabilities and Stockholders' Equity
Current liabilities:
Accrued payroll	$ 12,585	$ 10,648
Accrued income taxes	-	10,016
Other accrued expenses	1,200	1,448
Total current liabilities	13,785	22,112

Deferred income taxes (Note 6)	-	600

Stockholders' equity:
Common stock - authorized 1,000,000 shares $.05 par value,
issued 993,922 shares	49,696	49,696
Paid-in capital	670,605	670,605
Retained earnings	2,601,057	2,414,422
	3,321,358	3,134,723
Treasury stock - 3,709 shares at cost	(5,629)	(5,629)
Total stockholders' equity	3,315,729	3,129,094

	$3,329,514	$ 3,151,806

See accompanying notes.

TAYCO DEVELOPMENTS, INC.

Statements of Income

For the years ended May 31,	2003	2002

Revenues (Note 8):
Royalties	$ 125,030	$ 206,007
Research and development	400,910	415,800
Total revenues	525,940	621,807

Operating expenses
Research and development	172,991	160,439
Selling, general and administrative	219,998	193,857
Depreciation	1,556	1,746
Amortization, patents	16,190	15,558
Total operating expenses	410,735	371,600

Operating income:	115,205	250,207

Other income (expense)
Miscellaneous	-	10,760
Interest expense, net	1,403	(1,512)

Income before income taxes and equity in net income of affiliates	116,608	259,455

Provision for income taxes (Note 6)	31,600	95,000

Income before equity in net income of affiliates	85,008	164,455

Equity in net income of affiliates (Note 2)	101,627	92,131

Net income	$ 186,635	$ 256,586

Basic and diluted earnings per common share (Note 7)	$ 0.19	$ 0.26

See accompanying notes.

TAYCO DEVELOPMENTS, INC.

Statements of Changes in Stockholders' Equity

For the years ended May 31, 2003 and 2002

	Common	Paid-in	Retained	Treasury
	Stock	Capital	Earnings	Stock

Balance, May 31, 2001	$ 49,696	$ 670,605	$ 2,157,836	$ (5,629)

Net income for the year ended May 31, 2002	-	-	256,586	-

Balance, May 31, 2002	49,696	670,605	2,414,422	(5,629)

Net income for the year ended May 31, 2003	-	-	186,635	-

Balance, May 31, 2003	$ 49,696	$ 670,605	$2,601,057	$ (5,629)

See accompanying notes.

TAYCO DEVELOPMENTS, INC.

Statements of Cash Flows

For the years ended May 31,	2003	2002

Cash flows from operating activities:
Net income	$186,635	$256,586
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	17,746	17,304
Equity in net income of affiliates	(101,627)	(92,131)
Deferred income taxes	(600)	(900)
Changes in other current assets and current liabilities:
Receivable - affiliate, net	(21,370)	(149,125)
Prepaid income taxes	(38,401)	-
Prepaid expenses	1,875	(2,346)
Accrued payroll	1,937	1,282
Accrued income taxes	(10,016)	(1,780)
Accrued expenses	(248)	(168)

Net cash flows from operating activities	35,931	28,722

Cash flows from investing activities:
Increase in short-term investments	(2,720)	(2,590)
Increase in cash value of life insurance	(9,775)	(31,220)

Net cash flows for investing activities	(12,495)	(33,810)

Net increase (decrease) in cash	23,436	(5,088)

Cash - beginning	1,370	6,458

Cash - ending	$ 24,806	$ 1,370

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

Intangible Assets:

Intangible assets consist of the cost of obtaining patents, which represent legal expenditures incurred for patents and patent applications, capitalized and amortized over their expected economic useful life, an average of 15 years, on a straight-line basis.

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

Reclassifications:

The 2002 financial statements have been reclassified to conform with the presentation adopted for 2003.

2. Investments in Affiliates:

	2003	2002
Investment, at cost
Devices (25% ownership)	$ 375,866	$ 375,866
Tayco Realty Corporation
(Realty) (42% ownership)	102,400	102,400
	478,266	478,266
Cumulative equity in net
income of the affiliates	1,928,357	1,826,730
	$2,406,623	$2,304,996

Equity in net income of affiliates consisted of the following:

	2003	2002
Devices	$ 77,643	$65,418
Realty	23,984	26,713
	$101,627	$92,131

The quoted market value of Devices at May 31, 2003 and 2002 was $1,712,527 and $3,180,905. The market value for Realty is not available.

The cost of the investments in the affiliates exceeded the Company's share of the underlying book value of net assets of these affiliates by $179,226 at the various dates of acquisition, and this excess ($60,843 balance at May 31, 2002) was amortized on a straight-line basis over 40 years, by reducing reported equity in net income of affiliates. In accordance with SFAS 142 Goodwill and Other Intangible Assets, amortization of the remaining balance was ceased at May 31, 2002. The common shares of Realty and approximately 57% of the common shares of Devices owned by the Company are unregistered and, therefore, their marketability is limited.

Following is a summary of the consolidated financial position and results of operations of these affiliates:

8" 2998:
	2003	2002
Balance sheet:
Current assets	$14,162,400	$14,983,077
Property and equipments, net	3,916,008	4,148,524
Other assets	1,368,494	1,485,120
	$19,446,902	$20,616,721

Current liabilities	$9,176,781	$10,698,041
Noncurrent liabilities	1,837,751	1,967,921
Stockholders' equity	8,432,370	7,950,759
	$19,446,902	$20,616,721

Income Statement:
Sales, net	$13,872,315	$15,985,94
Net income	$ 350,943	$ 332,779

3. Property and Equipment:

	2003	2002
Laboratory equipment	$24,511	$24,511
Shop equipment	34,249	34,249
Furniture and fixtures	14,629	14,629
	73,389	73,389
Less accumulated depreciation	73,389	71,833
	$ -	$ 1,556

4. Cash Value of Life Insurance:

	2003	2002
Cash values	$178,414	$168,744
Less policy loans	73,356	73,461
	$105,058	$95,283

Interest on outstanding policy loans is payable at 6% per annum.

5. Intangible Assets:

	2003	2002
Patents	$282,470	$282,470
Less accumulated amortization	153,517	137,327
	$128,953	$145,143

Amortization expense for the years ended May 31, 2003 and 2002 was $16,190 and $15,558.

The estimated amortization expense for each of the five years subsequent to May 31, 2003 is:

2004	$15,830
2005	$15,580
2006	$14,440
2007	$14,000
2008	$13,280

6. Provision for Income Taxes:

	2003	2002
Current tax provision:
Federal	$24,400	$77,200
State	7,800	18,700
	32,200	95,900
Deferred tax provision:
Federal	(500)	(700)
State	(100)	(200)
	(600)	(900)
	$31,600	$95,000

A reconciliation of the provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2003	2002
Computed tax at the expected
statutory rate	$39,600	$88,200
State tax - net of Federal tax benefit	5,100	12,300
Effect of graduated Federal rates	(13,100)	(5,500)
	$31,600	$95,000

Income on undistributed earnings from affiliates are considered to be permanently reinvested, and therefore no provision for deferred income taxes has been recorded.

7. Earnings Per Common Share:

Basic earnings per common share have been computed based upon the weighted average of common shares outstanding during the year. The number of shares used in the computation of basic and diluted earnings per share was 990,213 for the years ended May 31, 2003 and 2002.

8. Related Party Transactions:

Royalty revenues were earned from Devices for the use of Company patents in its manufacturing operations.

Research and development revenues were earned from services performed by Company research engineers for Devices.

The Company leases office and laboratory facilities from Devices at a current annual rental of $12,000. Rental expenses under the lease were $12,000 for the years ended May 31, 2003 and 2002.

9. Fair Value of Financial Instruments:

The carrying amounts of cash, receivables and accrued expenses approximates fair value because of the short maturity of these instruments.

10. Cash Flows Information:

	2003	2002
Interest paid	$1,316	$4,102

Income taxes paid	$80,617	$97,680