Form 10QSB
period 2003-08-31
TAYCO DEVELOPMENTS INC
filed 2003-10-15
CIK 894952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarter ended August 31, 2003

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

Yes	X	No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.

CLASS	Outstanding at August 31, 2003
Common Stock (5 cents par value)	990,213

TAYCO DEVELOPMENTS, INC.

Index to Form 10-QSB

TAYCO DEVELOPMENTS, INC.

Part I - Item 1. Financial Statements

Condensed Balance Sheets	(Unaudited)
	August 31,	May 31,
	2003	2003
Assets
Current assets:
Cash	$ 24,709	$ 24,806
Short-term investments	57,806	57,100
Receivable - affiliate, net	575,513	561,504
Receivable - other	158,612	-
Prepaid expenses	56,617	45,470
Total current assets	873,257	688,880

Investments in affiliates, at equity	2,359,608	2,406,623

Cash value of life insurance	-	105,058

Patents, net	126,077	128,953

	$3,358,942	$3,329,514

Liabilities and Stockholders' Equity

Current liabilities	$ 14,700	$ 13,785

Stockholders' Equity:
Common stock and additional paid-in capital	720,301	720,301
Retained earnings	2,629,570	2,601,057
	3,349,871	3,321,358
Treasury stock - at cost	(5,629)	(5,629)
Total stockholders' equity	3,344,242	3,315,729

	$3,358,942	$3,329,514

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Condensed Statements of Income
	(Unaudited)
For the three months ended August 31,	2003	2002

Revenues:
Royalties	$ 68,615	$ 27,512
Research and development	78,641	105,300
Total revenues	147,256	132,812

Operating expenses:
Research and development	53,541	47,178
Selling, general and administrative	53,246	46,286
Depreciation and amortization	4,200	4,350
Total operating expenses	110,987	97,814

Operating income	36,269	34,998

Other income, net	54,259	673

Income before provision for income taxes and equity in net income (loss) of affiliates
	90,528	35,671

Provision for income taxes	15,000	12,800

Income before equity in net income (loss) of affiliates	75,528	22,871

Equity in net income (loss) of affiliates	(47,015)	91,436

Net income	$ 28,513	$114,307

Basic earnings per common share	$ 0.03	$ 0.12

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.
Condensed Statements of Cash Flows
	(Unaudited)
For the three months ended August 31,	2003	2002

Cash flows from operating activities:
Net income	$ 28,513	$114,307
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	4,200	4,350
Net proceeds on life insurance settlement	(53,554)	-
Equity in net (income) loss of affiliates	47,015	(91,436)
Changes in other current assets and current liabilities:
Receivable - affiliate, net	(14,009)	(10,038)
Prepaid expenses	(11,147)	(4,292)
Current liabilities	915	(9,962)
Net cash flows from (for) operating activities	1,933	2,929

Cash flows from investing activities:
Increase in short-term investments	(706)	(673)
Acquisition of patents	(1,324)	(615)
Net cash flows from (for) investing activities	(2,030)	(1,288)

Net increase (decrease) in cash	(97)	1,641

Cash - beginning	24,806	1,370

Cash - ending	$ 24,709	$ 3,011

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Notes to Condensed Financial Statements

1.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2003 and May 31, 2003 and the results of operations and cash flows for the three months ended August 31, 2003 and 2002. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2003.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.	To calculate the earnings per share for the three month periods ended August 31, 2003 and 2002, the net income was divided by the outstanding shares of 990,213.

4.	The results of operations for the three month period ended August 31, 2003 are not necessarily indicative of the results to be expected for the full year.

5.

Significant Equity Investee: The Company owns a 24% equity investment in Taylor Devices, Inc. For the three months ended August 31, 2003, Taylor Devices, Inc. had sales of $2,989,261, gross profit of $591,213, and net loss of $201,129. For the three months ended August 31, 2002, Taylor Devices, Inc. had sales of $4,021,331, gross profit of $1,806,511, and net income of $362,386.

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

A summary of the period to period changes in the principal items included in the condensed statements of income is shown below:

Comparisons of the three months ended August 31, 2003 and 2002
Increase (Decrease)

Royalties	$41,000
Research & development revenue	($27,000)
Research & development expense	$6,000
Selling, general and administrative expense	$7,000
Other income, net	$54,000
Income before provision for income taxes and equity in net income (loss) of affiliates
$55,000
Provision for income taxes	$2,000
Equity in net income (loss) of affiliates	($139,000)
Net income	($86,000)

TAYCO DEVELOPMENTS, INC.

Management's Discussion and Analysis or Plan of Operation (Continued)

The Company's results of operations for the three months ended August 31, 2003 showed an approximate 11% increase in net revenues over the same period in the prior year, with a decrease in net income of approximately 75%. The increase in net revenue is attributable to royalties received as a result of the Company's affiliate's, Taylor Devices, Inc. ("Devices"), increased manufacturing activity of products using the Company's patented technology. This patented technology is used in Devices' Tension / Compression units, whose sales have increased by almost $900,000 over the same period in the prior year. Mitigating the increase from royalties was a decrease in research and development revenue resulting from lower levels of billable engineering hours on projects for Devices.

Management is focused on developing new applications for existing technology that will lead to high volume production and increased royalty income. The primary markets targeted are military and aerospace.

Operating expenses of the company increased by approximately $13,000 over same period in the prior year.

Other income of $54,000 in the three months ended August 31, 2003 is primarily the amount of proceeds from the life insurance policies on the Company's founder, Paul H. Taylor, in excess of the net of the cash surrender value of the policies and loans against the policies.

Equity in the net loss of affiliates for the three months ended August 31, 2003 was $47,000. This compares to income of $91,000 for the same period in the prior year.

Net income for the three months ended August 31, 2003 was $29,000 or $0.03 per share. This is down from the prior year's level of $114,000 or $0.12 per share. This is a result of the aforementioned items.

In addition to working on product development and bid projects on behalf of Devices, Tayco's engineers are working on new military applications for the Seating Isolation System as well as expanded aerospace applications for the Cargo Isolation Systems. Management believes that if the U.S. defense department increases expenditures on new development programs in 2004, royalty revenue may increase as new applications using the Company's technology are marketed.

Receivables - other as of August 31, 2003 represents the expected proceeds from the death benefit settlement on life insurance policies on a former officer. The cash value of officer's life insurance of $105,000 as of May 31, 2003 comprised most of what became the receivable as of August 31, 2003.

The remainder of the balance sheet as of August 31, 2003 is comparable to that of the prior year-end and management believes that it is likely to remain so throughout the fiscal year.

Management believes that the Company's internally generated cash will be sufficient to fund ongoing operations for the fiscal year ending May 31, 2004.

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

TAYCO DEVELOPMENTS, INC.

Part II - Other Information

ITEM 1	Legal Proceedings:
The Company is not currently engaged in any litigation.

ITEM 2	Changes in Securities: None

ITEM 3	Defaults Upon Senior Securities: None

ITEM 4	Submission of Matters to Vote of Securities Holders: None

ITEM 5	Other Information: None

ITEM 6	Exhibits and Reports on Form 8-K:
Documents filed as part of this report:

10(i)	Form of Indemnity Agreement between the Company and Mark V. McDonough, Chief Financial Officer, signed and dated September 8, 2003.
31(i)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32(i)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.
32(ii)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

Accountants' Review Report

The Board of Directors and Stockholders

Tayco Developments, Inc.

We have reviewed the condensed balance sheet of Tayco Developments, Inc. as of August 31, 2003, and the related condensed statements of income and cash flows for the three months ended August 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of May 31, 2003, and the related statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 8, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of May 31, 2003 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Lumsden & McCormick, LLP
Buffalo, New York
October 7, 2003

TAYCO DEVELOPMENTS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYCO DEVELOPMENTS, INC.
(Registrant)

By	s/Douglas P. Taylor	Date:	October 13, 2003
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

                        AND

By	s/Mark V. McDonough	Date:	October 13, 2003
Mark V. McDonough Chief Financial Officer