Form 10QSB
period 2003-11-30
TAYCO DEVELOPMENTS INC
filed 2004-01-14
CIK 894952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarter ended November 30, 2003

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

Yes	X	No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.

CLASS	Outstanding at November 30, 2003
Common Stock (5 cents par value)	990,213

TAYCO DEVELOPMENTS, INC.

Index to Form 10-QSB

TAYCO DEVELOPMENTS, INC.

Part I - Item 1. Financial Statements

Condensed Balance Sheets	(Unaudited)
	November 30,	May 31,
	2003	2003

Assets
Current assets:
Cash	$ 12,729	$ 24,806
Short-term investments	58,514	57,100
Prepaid expenses	48,771	45,470
Total current assets	120,014	127,376

Investments in affiliates, at equity	2,332,621	2,406,623
Receivable - affiliate, net	788,213	561,504
Cash value of life insurance	-	105,058
Patents, net	121,877	128,953

	$3,362,725	$3,329,514

Liabilities and Stockholders' Equity

Current liabilities	$ 10,040	$ 13,785

Stockholders' Equity:
Common stock and additional paid-in capital	720,301	720,301
Retained earnings	2,638,013	2,601,057
	3,358,314	3,321,358
Treasury stock - at cost	(5,629)	(5,629)
Total stockholders' equity	3,352,685	3,315,729

	$3,362,725	$3,329,514

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Condensed Statements of Income
	(Unaudited)		(Unaudited)
	For the three months ended November 30,		For the six months ended November 30,
	2003	2002	2003	2002

Revenues:
Royalties	$91,170	$ 27,445	$ 159,785	$ 54,957
Research and development	67,680	93,590	146,321	198,890
Total revenues	158,850	121,035	306,106	253,847

Operating expenses:
Research and development	51,755	40,845	105,296	88,023
Selling, general and administrative	56,177	59,587	109,423	105,873
Depreciation and amortization	4,200	4,350	8,400	8,700
Total operating expenses	112,132	104,782	223,119	202,596

Operating income	46,718	16,253	82,987	51,251

Other income (expense), net	712	(643)	54,971	30

Income before provision for income taxes and equity in net income (loss) of affiliates
	47,430	15,610	137,958	51,281

Provision for income taxes	12,000	2,600	27,000	15,400

Income before equity in net income (loss) of affiliates	35,430	13,010	110,958	35,881

Equity in net income (loss) of affiliates	(26,987)	58,220	(74,002)	149,656

Net income	$ 8,443	$ 71,230	$ 36,956	$185,537

Basic earnings per common share	$ 0.01	$ 0.07	$ 0.04	$ 0.19

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Condensed Statements of Cash Flows
	(Unaudited)
For the six months ended November 30,	2003	2002

Cash flows from operating activities:
Net income	$ 36,956	$185,537
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	8,400	8,700
Equity in net (income) loss of affiliates	74,002	(149,656)
Net proceeds on life insurance settlement	(53,552)	-
Changes in other assets and liabilities:
Prepaid expenses	(3,301)	(53,632)
Current liabilities	(3,744)	(11,764)
Net cash flows from (for) operating activities	58,761	(20,815)

Cash flows from investing activities:
Increase in short-term investments	(1,414)	(1,347)
Changes in receivable - affiliate, net	(226,709)	28,233
Proceeds from settlement of officer life insurance policies	158,610	-
Acquisition of patents	(1,325)	(1,650)
Net cash flows from (for) investing activities	(70,838)	25,236

Net increase (decrease) in cash	(12,077)	4,421

Cash - beginning	24,806	1,370

Cash - ending	$ 12,729	$ 5,791

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Notes to Condensed Financial Statements

1.	The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2003 and May 31, 2003, the results of operations for the three and six months ended November 30, 2003 and 2002, and the cash flows for the six months ended November 30, 2003 and 2002. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2003.

2.	The May 31, 2003 condensed balance sheet has been reclassified to conform with the condensed balance sheet presentation of the Receivable -affiliate, net adopted for 2004.

3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.	To calculate the earnings per share for the three and six month periods ended November 30, 2003 and 2002, the net income was divided by the outstanding shares of 990,213.

5.	The results of operations for the six month period ended November 30, 2003 are not necessarily indicative of the results to be expected for the full year.

6.	Significant Equity Investee: The Company owns approximately a 25% equity investment in Taylor Devices, Inc. For the six months ended November 30, 2003, Taylor Devices, Inc. had sales of $6,344,000, gross profit of $1,462,000, and net loss of $319,000. For the six months ended November 30, 2002, Taylor Devices, Inc. had sales of $7,062,000, gross profit of $3,209,000, and net income of $587,000. The carrying amount of the investment in Taylor Devices, Inc. as of November 30, 2003 and May 31, 2003 was $1,927,452 and $2,009,694. The Company also owns 42% of an affiliate, Tayco Realty Corporation. The carrying amount of this investment as of November 30, 2003 and May 31, 2003 was $405,169 and $396,929.

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

A summary of the period to period changes in the principal items included in the condensed statements of income is shown below:

Comparisons of the six months ended November 30, 2003 and 2002
Increase (Decrease)

Royalties	$105,000
Research & development revenue	($53,000)
Research & development expense	$17,000
Selling, general and administrative expense	$4,000
Other income, net	$55,000
Income before provision for income taxes and equity in net income (loss) of affiliates
$87,000
Equity in net income (loss) of affiliates	($224,000)
Net income	($149,000)

TAYCO DEVELOPMENTS, INC.

Management's Discussion and Analysis or Plan of Operation (Continued)

For the six months ended November 30, 2003 (All figures being discussed are for the six months ended November 30, 2003 as compared to the six months ended November 30, 2002.)

The Company's results of operations showed an approximate 21% increase in net revenues with a decrease in net income of approximately 80%. The increase in revenue is attributable to royalties received as a result of the Company's affiliate, Taylor Devices, Inc. ("Devices"), increased sales of manufactured products using the Company's patented technology. This patented technology is used in Devices' Tension / Compression Liquid Spring Isolators, whose sales have increased by almost $2,100,000 over the same period in the prior year. Mitigating the increase from royalties was a decrease of research & development revenue resulting from lower levels of billable engineering hours on projects for Devices.

Management is focused on continued development of new applications for existing technology that will lead to high volume production and increased royalty income. The primary markets targeted are military and aerospace.

Operating expenses of the company increased by approximately $21,000 over same period in the prior year.

Other income of $54,000 in the three months ended August 31, 2003 is primarily the amount of proceeds from the life insurance policies on the Company's founder, Paul H. Taylor, in excess of the net of the cash surrender value of the policies and loans against the policies.

Equity in the net loss of affiliates was $74,000. This compares to income of $150,000 for the same period in the prior year.

Net income was $37,000 or $0.04 per share. This is down from the prior year's level of $186,000 or $0.19 per share. This is a result of the aforementioned items.

For the three months ended November 30, 2003 (All figures being discussed are for the three months ended November 30, 2003 as compared to the three months ended November 30, 2002.)

The Company's results of operations showed an approximate 31% increase in net revenues with a decrease in net income of approximately 88%. The increase in revenue is attributable to royalties received as a result of the Company's affiliate, Taylor Devices, Inc. ("Devices"), increased sales of manufactured products using the Company's patented technology. This patented technology is used in Devices' Tension / Compression Liquid Spring Isolators, whose sales have increased by almost $1,300,000 over the same period in the prior year. Mitigating the increase from royalties was a decrease of research & development revenue resulting from lower levels of billable engineering hours on projects for Devices.

Management is focused on continued development of new applications for existing technology that will lead to high volume production and increased royalty income. The primary markets targeted are military and aerospace.

Operating expenses of the company increased by approximately $7,000 over same period in the prior year.

Equity in the net loss of affiliates was $27,000. This compares to income of $58,000 for the same period in the prior year.

Net income was $8,000 or $0.01 per share. This is down from the prior year's level of $71,000 or $0.07 per share. This is a result of the aforementioned items.

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

The remainder of the balance sheet as of November 30, 2003 is comparable to that of the prior year-end and management believes that it is likely to remain so throughout the fiscal year.

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
The Annual Meeting of Shareholders was held November 14, 2003. The total number of shares outstanding on the meeting record date of September 22, 2003 was 990,213. A total of 864,156 shares were present in person or by proxy at the meeting. The following are the election results for the slate of directors presented by management.

		For	Withheld/Against
	Douglas P. Taylor Joseph P. Gastel David A. Lee Paul L. Tuttobene Janice M. Nicely	852,687 854,182 854,187 851,687 854,187	11,469 9,974 9,969 12,469 9,969

ITEM 5	Other Information: None

ITEM 6	Exhibits and Reports on Form 8-K:
Documents filed as part of this report:

20	News from Tayco Developments, Inc. Shareholders' Newsletter, Winter 2003-2004.
31(i)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32(i)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.
32(ii)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

TAYCO DEVELOPMENTS, INC.

Accountants' Review Report

The Board of Directors and Stockholders
Tayco Developments, Inc.

We have reviewed the condensed balance sheet of Tayco Developments, Inc. as of November 30, 2003, and the related condensed statements of income and cash flows for the three and six months ended November 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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
December 19, 2003

TAYCO DEVELOPMENTS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYCO DEVELOPMENTS, INC.
(Registrant)

By	s/Douglas P. Taylor	Date:	January 13, 2004
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

AND

By	s/Mark V. McDonough	Date:	January 13, 2004
Mark V. McDonough Chief Financial Officer