Form 10QSB
period 2004-02-29
TAYCO DEVELOPMENTS INC
filed 2004-04-14
CIK 894952

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For quarter ended February 29, 2004

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

Yes	X	No

Indicate the number of shares outstanding, of each of the Issuer's classes of common stock as of the close of the period covered by this report.

CLASS	Outstanding at February 29, 2004
Common Stock (5 cents par value)	987,928

TAYCO DEVELOPMENTS, INC.

Index to Form 10-QSB

TAYCO DEVELOPMENTS, INC.

Part I - Item 1. Financial Statements

Condensed Balance Sheets	(Unaudited)
	February 29	May 31,
	2004	2003

Assets
Current assets:
Cash	$ 3,131	$ 24,806
Short-term investments	59,230	57,100
Prepaid expenses	15,235	45,470
Total current assets	77,596	127,376

Investments in affiliates, at equity	2,349,374	2,406,623
Receivable - affiliate, net	858,968	561,504
Cash value of life insurance	-	105,058
Patents, net	117,677	128,953

	$3,403,615	$3,329,514

Liabilities and Stockholders' Equity

Current liabilities	$ 20,170	$ 13,785

Stockholders' Equity:
Common stock and additional paid-in capital	720,301	720,301
Retained earnings	2,674,599	2,601,057
	3,394,900	3,321,358
Treasury stock - at cost	(11,455)	(5,629)
Total stockholders' equity	3,383,445	3,315,729

	$3,403,615	$3,329,514

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Condensed Statements of Income
	(Unaudited)		(Unaudited)
	For the three months ended February 29 February 28		For the nine months ended February 29 February 28
	2004	2003	2004	2003

Revenues:
Royalties	$ 44,159	$ 24,838	$ 203,944	$ 79,795
Research and development	92,900	103,690	239,221	302,580
Total revenues	137,059	128,528	443,165	382,375

Operating expenses:
Research and development	51,595	44,670	156,891	132,693
Selling, general and administrative	55,147	50,164	164,570	156,037
Depreciation and amortization	4,200	4,350	12,600	13,050
Total operating expenses	110,942	99,184	334,061	301,780

Operating income	26,117	29,344	109,104	80,595

Other income, net	716	675	55,687	705

Income before provision for income taxes and equity in net income of affiliates
	26,833	30,019	164,791	81,300

Provision for income taxes	7,000	9,000	34,000	24,400

Income before equity in net income (loss) o	19,833	21,019	130,791	56,900

Equity in net income (loss) of affiliates	16,753	34,535	(57,249)	184,191

Net income	$ 36,586	$ 55,554	$ 73,542	$241,091

Basic earnings per common share	$ 0.04	$ 0.06	$ 0.07	$ 0.24

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Condensed Statements of Cash Flows
	(Unaudited)
	February 29,	February 28,
For the nine months ended	2004	2003

Cash flows from operating activities:
Net income	$ 73,542	$241,091
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	12,600	13,050
Equity in net (income) loss of affiliates	57,249	(184,191)
Net proceeds on life insurance settlement	(53,552)	-
Changes in other assets and liabilities:
Prepaid expenses	30,235	(61,518)
Current liabilities	6,385	(15,664)
Net cash flows from (for) operating activities	126,459	(7,232)

Cash flows from investing activities:
Increase in short-term investments	(2,130)	(2,022)
Changes in receivable - affiliate, net	(297,464)	11,875
Proceeds from settlement of officer life insurance policies	158,611	-
Acquisition of patents	(1,325)	(2,730)
Net cash flows from (for) investing activities	(142,308)	7,123

Cash flows for financing activities:
Acquisition of treasury stock	(5,826)	-

Net decrease in cash	(21,675)	(109)

Cash - beginning	24,806	1,370

Cash - ending	$ 3,131	$ 1,261

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Notes to Condensed Financial Statements

1.	The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 29, 2004 and May 31, 2003, the results of operations for the three and nine months ended February 29, 2004 and February 28, 2003, and the cash flows for the nine months ended February 29, 2004 and February 28, 2003. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2003.

2.	The May 31, 2003 condensed balance sheet has been reclassified to conform with the condensed balance sheet presentation of the Receivable -affiliate, net adopted for 2004.

3.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

4.	To calculate the earnings per share for the three and nine month period ended February 29, 2004, the net income was divided by the outstanding shares of 987,928. To calculate the earnings per share for the three and nine month period ended February 28, 2003, the net income was divided by the outstanding shares of 990,213.

5.	The results of operations for the nine month period ended February 29, 2004 are not necessarily indicative of the results to be expected for the full year.

6.	Significant Equity Investee: The Company owns approximately a 23% equity investment in Taylor Devices, Inc. For the nine months ended February 29, 2004, Taylor Devices, Inc. had sales of $9,716,000, gross profit of $2,537,000, and net loss of $263,000. For the nine months ended February 28, 2003, Taylor Devices, Inc. had sales of $11,112,000, gross profit of $4,748,000, and net income of $723,000. The carrying amount of the investment in Taylor Devices, Inc. as of February 29, 2004 and May 31, 2003 was $1,939,000 and $2,010,000. The Company also owns 42% of an affiliate, Tayco Realty Corporation. The carrying amount of this investment as of February 29, 2004 and May 31, 2003 was $410,000 and $397,000.

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

A summary of the period to period changes in the principal items included in the condensed statements of income is shown below:

Comparisons of the nine months ended February 29, 2004 and February 28, 2003
Increase (Decrease)

Royalties	$124,000
Research & development revenue	($63,000)
Research & development expense	$24,000
Selling, general and administrative expense	$8,000
Other income, net	$55,000
Income before provision for income taxes and equity in net income of affiliates
$83,000

Equity in net income of affiliates	($241,000)
Net income	($168,000)

TAYCO DEVELOPMENTS, INC.

Management's Discussion and Analysis or Plan of Operation (Continued)

For the nine months ended February 29, 2004 (All figures being discussed are for the nine months ended February 29, 2004 as compared to the nine months ended February 28, 2003.)

The Company's results of operations showed an approximate 16% increase in net revenues with a decrease in net income of approximately 69%. The increase in revenue is attributable to royalties received as a result of the Company's affiliate, Taylor Devices, Inc. ("Devices"), increased sales of manufactured products using the Company's patented technology. This patented technology is used in Devices' Tension / Compression Liquid Spring Isolators, whose sales have increased by $2,480,000 over the same period in the prior year. Mitigating the increase from royalties was a decrease of research & development revenue resulting from lower levels of billable engineering hours on projects for Devices.

Management is focused on continued development of new applications for existing technology that will lead to high volume production and increased royalty income. The primary markets targeted are military and aerospace.

Other income of $56,000 is primarily the amount of proceeds from the life insurance policies on the Company's founder, Paul H. Taylor, in excess of the net of the cash surrender value of the policies and loans against the policies.

Equity in the net loss of affiliates was $57,000. This compares to income of $184,000 for the same period in the prior year.

Net income was $74,000 or $0.07 per share. This is down from the prior year's level of $241,000 or $0.24 per share. This is a result of the aforementioned items.

For the three months ended February 29, 2004 (All figures being discussed are for the three months ended February 29, 2004 as compared to the three months ended February 28, 2003.)

The Company's results of operations showed an approximate 7% increase in net revenues with a decrease in net income of approximately 34%. The increase in revenue is attributable to royalties received as a result of the Company's affiliate, Taylor Devices, Inc. ("Devices"), increased sales of manufactured products using the Company's patented technology. Mitigating the increase from royalties was a decrease of research & development revenue resulting from lower levels of billable engineering hours on projects for Devices.

Management is focused on continued development of new applications for existing technology that will lead to high volume production and increased royalty income. The primary markets targeted are military and aerospace.

Equity in the net income of affiliates was $17,000 compared to $35,000 for the same period in the prior year.

Net income was $37,000 or $0.04 per share. This is down from the prior year's level of $56,000 or $0.06 per share. This is a result of the aforementioned items.

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

The remainder of the balance sheet as of February 29, 2004 is comparable to that of the prior year-end and management believes that it is likely to remain so throughout the fiscal year.

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

TAYCO DEVELOPMENTS, INC.

Part II - Other Information

ITEM 1	Legal Proceedings:
The Company is not currently engaged in any litigation.

ITEM 2	Changes in Securities and Small Business Issuer Purchases of Equity Securities
(e) Purchases of Equity Securities

	Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	( c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	December 1, 2003 - December 31, 2003	-0-	-0-	-0-
	January 1, 2004 - January 31, 2004	-0-	-0-	-0-
	February 1, 2004 - February 29, 2004	2,285	$2.55	2,285
	Total	2,285	$2.55	2,285	-0- (1)

(1) On January 20, 2004, the Registrant announced an offer to purchase Registrant's common stock from shareholders owning, beneficially or of record, fewer than 100 shares. The Board of Directors voted unanimously to authorize Registrant's President and Chief Executive Officer, Douglas P. Taylor, to use approximately $30,000 of Registrant's cash on hand. The offer expired at 5:00 p.m. on February 24, 2004.

ITEM 3	Defaults Upon Senior Securities: None

ITEM 4	Submission of Matters to Vote of Securities Holders: None

ITEM 5	Other Information:
	(a)	None
	(b)	Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors None

ITEM 6	Exhibits and Reports on Form 8-K:

	(a)	Exhibits

		20	News from Tayco Developments, Inc. Shareholders' Newsletter, Spring 2004.
		31.1	Rule 15d-14(a) Certification of Chief Executive Officer.
		31.2	Rule 15d-14(a) Certification of Chief Financial Officer.
		32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
		32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

	(b)	Reports on Form 8-K
Current Report on Form 8-K, filed January 20, 2004, announcing offer by Registrant to purchase Registrant's common stock from shareholders owning, beneficially or of record, fewer than 100 shares.

Current Report on Form 8-K, filed February 4, 2004, announcing an Amendment to the Registrant's offer to purchase common stock from shareholders, giving notice to its shareholders that it will decline to repurchase shares to the extent that Registrant will preserve its having not fewer than 300 shareholders of record.

.

Accountants' Review Report

The Board of Directors and Stockholders
Tayco Developments, Inc.

We have reviewed the condensed balance sheet of Tayco Developments, Inc. as of February 29, 2004, and the related condensed statements of income and cash flows for the three and nine months ended February 29, 2004 and February 28, 2003. These financial statements are the responsibility of the Company's management.

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
March 26, 2004

TAYCO DEVELOPMENTS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYCO DEVELOPMENTS, INC.
(Registrant)

By	s/Douglas P. Taylor	Date:	April 13, 2004
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

AND

By	s/Mark V. McDonough	Date:	April 13, 2004
Mark V. McDonough Chief Financial Officer