Form 10KSB
period 2004-05-31
TAYCO DEVELOPMENTS INC
filed 2004-08-27
CIK 894952

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
F O R M 10-KSB
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the twelve months	Commission file number 2-15966
ended May 31, 2004

TAYCO DEVELOPMENTS, INC.
(Exact name of small business issuer as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0835557 (I.R.S. Employer Identification No.)

100 Taylor Drive, P.O. Box 748, North Tonawanda, New York	14120-0748
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number	(716) 694-0877

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB.  [NA]

Total revenues for fiscal year 2004 were $623,710.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the bid and asked price on August 17, 2004 was $928,918.  In addition to shares held by affiliates, this calculation also excludes shares of the registrant's Common Stock that are held by Schedule 13D filers.

The number of shares outstanding of the registrant's class of Common Stock, as of the latest practicable date.

Class Common Stock, $.05 par value	Outstanding at August 17, 2004 987,928

TAYCO DEVELOPMENTS, INC.

FORM 10-KSB INDEX

PART I

ITEM 1.DESCRIPTION OF BUSINESS

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

A correlative component of these products is the analysis and development of design specifications for various types of energy absorption devices.  The Company maintains an extensive computer database of shock pulses, combined with its own proprietary structural analysis computer codes.  The Company markets analytical services utilizing these assets.

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

Patents, Trademarks and Licenses

The Company holds approximately 43 patents expiring at different times until the year 2021.  In fiscal 2004, royalty income from the patents accounted for 52% of the Company's revenues.

Under the License Agreement dated November 1, 1959 ("License Agreement"), the Company granted Devices preferential rights to market in the United States and Canada all existing and future inventions and patents owned by the Company.   The term of the License Agreement is the life of the last-to-expire patent on which Devices is paying royalties, the date of which is October 23, 2021.  Devices pays a 5% royalty to the Company on sales of items sold and shipped.  During fiscal 2004, the Company recorded $322,000 in royalties revenue from Devices.  Under the License Agreement, payments of royalties are required to be made quarterly.  The Company has not received cash for these royalties from Devices during the last couple of years.  As noted in Item 6, Devices has issued a note payable to the Company for the balance due as of May 31, 2004.  Devices has agreed to make the required quarterly royalty payments to the Company during the year ending May 31, 2005.

In addition, the License Agreement provides for the Company to pay Devices 10% of the gross royalties received from third parties who are permitted to make, use and sell machinery and equipment under patents not subject to the License Agreement. These royalties also apply to certain apparatus and equipment subject to the License Agreement which has been modified by Devices, with the rights to the modification assigned to the Company.  No royalties were paid to Devices in 2004.  Royalties, if any, are paid quarterly.  Royalties are also paid to Douglas P. Taylor pursuant to a resolution of the Board of Directors of the Company.  See "Executive Compensation."

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

Dependence Upon Customers/Terms of Sale/Sales Backlog

The Company's current business is almost totally dependent on Devices.  In fiscal 2004, 100% of sales were to Devices in the form of both direct and subcontracted project engineering.  Terms of sale are normally net 30 days, with purchase orders issued on a "cost plus" basis.  Work is subcontracted from Devices as needed, and consequently there is no backlog.

Government Contracts

The Company has proposals pending with the federal government, but no assurances can be given that any contracts will be forthcoming.

Research and Development

The Company engages in Research and Development ("R&D") in connection with the design of products that are sold by Devices.  See "Patents, Trademarks and Licenses."  The Company's income from R&D was $302,000 and $401,000 for fiscal years 2004 and 2003, respectively.

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

Employees

As of May 31, 2004, the Company had three full time employees and one part time employee, which does not include executive officers.

ITEM 2.  DESCRIPTION OF PROPERTY

Pursuant to the Lease Agreement dated July 1, 2000 between the Company and Devices, Devices leases approximately 800 square feet of office and research and development space located at 100 Taylor Drive, North Tonawanda, New York to the Company at a base annual rental of $12,000.  The rate of any rental increase may not exceed 10% annually and may be waived by both parties in writing.  The lease will automatically renew on each anniversary of its commencement date unless either party gives three months' written notice to the other of termination.  The lease provides that on April 1 of each year, management of both companies will review the lease to determine possible increases for expenses due to increased taxes, maintenance costs, or for additional space utilized by the Company.  For the twelve months ended May 31, 2004, the Company paid Devices rental payments totaling $12,000.  The real property utilized by the Company is in good condition, adequate for present operations and adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is traded over the counter and is quoted by the Over the Counter Bulletin Board (OTCBB) under the symbol TYCO.

The market prices noted below for fiscal years 2004 and 2003 were obtained from the Pink Sheets and represent estimated prices between dealers, without retail mark-up, mark-down or commission.

Fiscal 2004

Fiscal 2003

High

Low

High

Low

First Quarter	1.9000	1.7500	3.0000	2.1000

Second Quarter	1.8500	1.6500	2.1000	1.6500

Third Quarter	2.0000	1.7000	2.2000	1.9200

Fourth Quarter	2.0500	1.7000	1.9100	1.7700

Holders

As of August 17, 2004, the approximate number of holders of record of Common Stock of the Company was 371.  Even though a significant number of shares of the Company's Common Stock are held in street name, the Company does not believe that the total number of beneficial owners of its Common Stock exceeds 1,000.

Because the Company has fewer than 500 shareholders of record and its total assets have been less than $10,000,000 on the last day of each of its three most recent fiscal years, the Company is free at any time to terminate its reporting obligations under the Securities Exchange Act of 1934.  If the Company terminated its reporting obligations, it would no longer file Reports with the Securities and Exchange Commission on Forms 10-KSB, 10-QSB or 8-K, broker-dealers might not be able to quote bid or ask prices for Company stock, and shareholders might not be able to sell shares of Company stock on the Over-the-Counter Bulletin Board (OTCBB) or any other public market.

Dividends

There are no restrictions on the payment of either cash or stock dividends, but no dividends were declared in fiscal years 2004 or 2003.  The Company does not anticipate the issuance of dividends in the future.

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

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

Comparison of the years ended
May 31, 2004 and 2003
Increase / (Decrease)
Royalties revenue	$197,000
Research & development revenue	$(99,000)
Research & development expense	$120,000
Selling, general and administrative expense	$62,000
Other income	$82,000
Equity in net income of affiliates	$(101,000)
Net income	$(93,000)

For the year ended May 31, 2004  (All figures being discussed are for the year ended May 31, 2004 as compared to the year ended May 31, 2003.)

The Company's results of operations showed a 19% increase in net revenues with a decrease in net income of 50%. The increase in revenue is attributable to royalties revenue recorded as a result of Devices increased sales of manufactured products using the Company's patented technology. This patented technology is used in Devices' Tension / Compression Liquid Spring Isolators, which increased sales by $3,940,000 over the prior year.  Mitigating the increase from royalties was a decrease of research & development revenue resulting from lower levels of billable engineering hours on projects for Devices.

Research and development expense increased 69% to $293,000.  This increase is the result of the Company's intensified research efforts on the Tension / Compression Liquid Spring Isolators and the Hermetic Metal Bellows Dampers due to increased demand for new forms of this technology from established customers.  This increase in expense is directly related to the increase in royalties revenue as this technology was used in some of the projects completed by Devices during the year.  This increase in expense is also expected to result in future royalty revenue as the technology is used on products sold by Devices.  Selling, general and administrative expenses increased by 28% to $282,000 primarily because the Company was charged for shared facility, clerical and management expenses by Devices in the current year.  Only building rental charges were recorded in the prior year.

Management is focused on continued development of new applications for existing technology that will lead to high volume production and increased royalty income.  The primary markets targeted are military and aerospace.

Included in interest income for the year ended May 31, 2004, is interest of $26,300 earned from Devices for non-current receivables.  The interest was calculated using the average balance owed by Devices during each fiscal quarter at a rate equal to the prevailing prime rate less .25%.  Subsequent to May 31, 2004, Devices issued an unsecured promissory note payable to the Company for $775,716, the outstanding balance at May 31, 2004.  Interest, at 5% per year, is receivable monthly through June, 2005 when any unpaid principal is due to be received.

Other miscellaneous income of $54,000 is primarily the amount of proceeds from the life insurance policies on the Company's founder, Paul H. Taylor, in excess of the net of the cash surrender value of the policies and loans against the policies.

Equity in the net income of affiliates was $385.  This compares to income of $102,000 for the prior year.

Net income was $94,000 or $0.09 per share.  This is down from the prior year's level of $187,000 or $0.19 per share.  This is a result of the aforementioned items.

In addition to working on product development and bid projects on behalf of Devices, Tayco's engineers are working on new military applications for the Seating Isolation System as well as expanded aerospace applications for the Cargo Isolation Systems.   Management believes that if the U.S. Department of Defense increases expenditures on new development programs, royalty revenue may increase, as new applications using the Company's technology are marketed.

The balance sheet as of May 31, 2004 is comparable to that of the prior year-end and management believes that it is likely to remain so throughout the next fiscal year.

Management believes that the Company's internally generated cash will be sufficient to fund ongoing operations for the fiscal year ending May 31, 2005.

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

            The Company's principal executive and principal financial officers have evaluated the Company's disclosure controls and procedures as of May 31, 2004 and have concluded that as of the evaluation date, the disclosure controls and procedures were adequate to ensure that material information relating to the Company was made known to the officers by others within the Company.

(b)           Changes in internal controls.

                There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended May 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DOUGLAS P. TAYLOR, (56), has been Chairman, President and Chief Executive Officer of the Company since April 1991, an executive officer since 1979 and a director since 1972.  Since 1976 and 1977, he has served as director of Devices and Realty, respectively.  Mr. Taylor is inventor/co-inventor on numerous U.S. Patents assigned to the Company, and is widely published within the fluid power, aerospace/defense, and structural engineering communities.

DAVID A. LEE, (73), has served as Vice President of the Company since April 1991 and as a director since November 1991.  Dr. Lee has also served as a consultant to Devices since 1974.  He has a Ph.D. and M.E. degree in mechanical engineering from the University of Southern California at Los Angeles and a B.S. degree in mechanical engineering from the California Institute of Technology.  Dr. Lee is the co-inventor on five U.S. patents assigned to the Company.

JOSEPH P. GASTEL, (79), is a patent attorney and has served as a Director and Secretary of the Company and Devices since 1984.

PAUL L. TUTTOBENE, JR., (41), President of PLT Associates, a firm which has served as a manufacturer's representative and consultant to Devices since 1989, has served as a director of the Company since November 1991.  Mr. Tuttobene has a B.S. degree in marketing from St. John Fisher College.

JANICE M. NICELY, (64), is semi-retired and until November 1, 2001 served as Manager of Shareholder Relations for the Company and Devices.  Ms. Nicely has been an employee of the Company and Devices since 1980 and has served as a director of the Company since November 1992.

MARK V. MCDONOUGH, (44), is the Treasurer and Chief Financial Officer of the Company and Devices.  Before he joined the Company in June 2003, Mr. McDonough served as Director of Finance at Saint-Gobain Technical Fabrics, Inc. in Niagara Falls, NY.  Prior to that, he had been employed as Corporate Controller with International Motion Control, Inc. in Buffalo, NY.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation of the Company's Chief Executive Officer.

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION

Position	Fiscal Year	Salary	Director Fees	Director Bonus	Royalties (A)	Total
Douglas P. Taylor, Chairman, President and Chief Executive Officer	2004	$0	$3,750	$500	$36,000	$40,250
	2003	$0	$3,750	$500	$35,000	$39,250
	2002	$0	$3,750	$500	$30,000	$34,250
(A)	By resolution of the Board on August 23, 2002, the Chief Executive Officer's monthly royalty payment was increased from $2,500 ($30,000 per year) to $3,000 ($36,000 per year).

In fiscal 2004, each member of the Board of Directors received a fee of $1,250 for each meeting attended.  The Secretary receives an additional fee of $2,250 per meeting for his services as corporate secretary.  The Board of Directors met three times in fiscal 2004 with all directors present.  The Company has no nominating, audit, or other standing committee of the Board.

The Board of Directors has determined that the Company does not have an "audit committee financial expert," as defined in Rule 401(e) of Securities and Exchange Commission Regulation S-B, serving on its Board of Directors.  The opinion of the Board is that the services of an "audit committee financial expert" cannot be obtained without excessive effort and expense.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of August 5, 2004 as to persons known by the Company to be the beneficial owners of more than five percent (5%) of the Company's common stock, as well as shares owned by the named Executive Officer, each director and all directors and executive officers as a group.

Name and Address of Beneficial Owner	Direct/Indirect Ownership (4)	Amount of Percent of Ownership (4)
Taylor Devices, Inc. 90 Taylor Drive North Tonawanda, NY 14120	228,317 (1)	23.1%
Douglas P. Taylor 90 Taylor Drive North Tonawanda, NY 14120	97,809 (2)(3)	9.9%
Joseph P. Gastel 295 Main Street Suite 722 Buffalo, NY 14203	-	-
David A. Lee 1819 Wilshire Blvd. Santa Monica, CA 90403	-	-
Paul L. Tuttobene, Jr. 84 Benedict Road Pittsford, NY 14534	1,000	*
Janice M. Nicely 100 Taylor Drive North Tonawanda, NY 14120	72	*
Mark V. McDonough 90 Taylor Drive North Tonawanda, NY 14120	-	-
All Directors and officers as a group	98,881	10.0%
* less than 1%

(1)    These shares were purchased in January 1992 in a private sale at their fair market value, in consideration of Devices' partially discharging certain of the Company's obligations as a guarantor of the indebtedness of a former affiliate.

(2)    Douglas P. Taylor is a shareholder, a director, the President and CEO of both the Company and Devices.  The Taylor family owns or controls 160,134 shares in the Company, or approximately 16.2% of its common stock, including shares held by Mr. Taylor.  Also included in this number are the shares held by Mr. Taylor's sister, Joyce Taylor Hill, who owns 24,351 shares in her name and 33,174 shares as custodian for her children.  Richard G. Hill, her husband and the brother-in-law of Mr. Taylor, beneficially owns 4,800 shares.  Mr. Hill is also a shareholder, director, and Vice President of Devices.  Including shares beneficially owned by Messrs. Taylor and Hill in Devices, the Taylor family owns or controls 116,857 shares or 3.9% of the common stock of Devices.

(3)    Includes 6,000 shares held by Sandra Taylor, wife of Mr. Douglas P. Taylor, as well as 25,295 shares held by Sandra Taylor in custodial accounts for their children Erin and David, and 4,714 shares held by their son Alan.  Mr. Taylor disclaims any beneficial ownership of these shares.

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

Under the License Agreement, the Company granted Devices preferential rights to manufacture and sell in the United States and Canada certain of the Company's patented products.  In addition, monthly royalty payments of $3,000 are paid to Douglas P. Taylor pursuant to a resolution of the Board of Directors.  The terms of the License Agreement are more fully set forth in Item 1. "Description of Business - Patents, Trademarks and Licenses."

Subsequent to May 31, 2004, Devices issued an unsecured promissory note payable to the Company for the outstanding balance of non-current receivables at May 31, 2004.  Information regarding the $775,716 promissory note is set forth in Note 8 to the Financial Statements.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

DOCUMENTS FILED AS PART OF THIS REPORT
Index to Financial Statements
		(i)	Report of Independent Registered Public Accounting Firm
		(ii)	Balance Sheets at May 31, 2004and 2003
		(iii)	Statements of Income for the years ended May 31, 2004 and 2003
		(iv)	Statements of Changes inStockholders' Equity for the years ended May 31, 2004 and 2003
		(v)	Statements of Cash Flows for the years ended May 31, 2004 and 2003
		(vi)	Notes to Financial Statements May 31, 2004and, 2003
(a)	Exhibits
	(3)	Articles of Incorporation and By-laws
		(i)	Certificate of Incorporation filed by the New York State Department of State on July 22, 1955, incorporated by reference to exhibit 1 of Report on Form 8-K, dated September 30, 1992.
		(ii)	Amendment to Certificate of Incorporation filed by the New York Department of State on October 23, 1959, incorporated by reference to exhibit 2 of Report on Form 8-K, dated September 30, 1992.
		(iii)	Amendment to Certificate of Incorporation filed by the New York Department of State on September 5, 1961, incorporated by reference to exhibit 3 of Report on Form 8-K, dated September 30, 1992.
		(iv)	Amendment of Certificate of Incorporation filed by the New York Department of State on November 17, 1992, incorporated by reference to the Annual Report on Form 10-KSB, dated September 30, 1992.
		(v)	Certificate of Change incorporated by reference as Exhibit 3(i) to Quarterly Report on Form 10-QSB for the period ending November 30, 2002.
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

(vi)

Form of Indemnity Agreement between Registrant and Mark V. McDonough, Chief Financial Officer, incorporated by reference to exhibit 10(i) to Quarterly Report on Form 10-QSB for the period ending August 31, 2003, dated October 15, 2003.

		(vii)	Promissory Note between the Company and Taylor Devices, Inc., dated June 1, 2004, attached to this Annual Report on Form 10-KSB.

	(11)	Statement of Computation of Per Share

This computation appears in the Notes to Financial Statements.

	(14)	Code of Ethics

Code of Ethics, incorporated by reference to Exhibit 14 to Annual Report on Form 10-KSB for the period ending May 31, 2003.
	(20)	Other documents or statements to security holders
		(i)	News from Tayco Developments, Inc. Shareholder Letter, Summer 2004.

	(21)	Subsidiaries of the Registrant

Tayco Realty Corporation, organized in New York on September 7, 1977. Tayco Realty Corporation is owned 42% by the registrant and 58% by Taylor Devices, Inc.

	(23)	Report and Consent of Independent Certified Public Accountants Reports on Form 10.
	(31)	Officer Certifications

		(i)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

		(ii)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.

	(32)	Officer Certifications

		(i)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

		(ii)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

(b)	REPORTS ON FORM 8-K

None.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors of the Company approves all professional services, including tax related services, provided to the Company by Lumsden & McCormick, LLP.  With regard to "Audit and Audit-Related" services, the Board reviews the annual audit plan and approves the estimated audit budget in advance.  The aggregate fees billed by Lumsden & McCormick, LLP for professional services to the Company were $23,900 and $19,500 for the fiscal years ended May 31, 2004 and 2003.

Audit Fees

The aggregate fees billed by Lumsden & McCormick, LLP for professional services rendered in connection with the audit of the Company's annual financial statements, the review of the Company's quarterly financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements were $19,900 and $16,500 for the fiscal years ended May 31, 2004 and 2003.

Audit-Related Fees

There were no aggregate fees billed by Lumsden & McCormick, LLP for professional assurance and related services reasonably related to the performance of the audit of the Company's financial statements for the fiscal years ended May 31, 2004 and 2003.

Tax Fees

The aggregate fees billed by Lumsden & McCormick, LLP for professional services for tax compliance, tax advice and tax planning were $4,000 and $3,000 for the fiscal years ended May 31, 2004 and 2003.

All Other Fees

None.

Pre-approval Policies and Procedures

The Board of Directors has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the independent auditor.  The policy provides for pre-approval by the Board of specifically defined audit and non-audit services.  Unless the specific service has been previously pre-approved with respect to that year, the Board must approve the permitted service before the independent auditor is engaged to perform it.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYCO DEVELOPMENTS, INC.
Registrant

1619:
By:	/s/Douglas P. Taylor	Date:	August 5, 2004
Douglas P. Taylor
President and Director
(Principal Executive Officer)

                                and

By:	/s/Mark V. McDonough	Date:	August 5, 2004
Mark V. McDonough
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Joseph P. Gastel	By:	/s/David A. Lee
	Joseph P. Gastel, Director		David A. Lee, Director
	August 5, 2004		August 5, 2004

By:	/s/Paul L. Tuttobene	By:	/s/Janice M. Nicely
	Paul L. Tuttobene, Director		Janice M. Nicely, Director
	August 5, 2004		August 5, 2004

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors of
Tayco Developments, Inc.

Ladies and Gentlemen:

We hereby consent to the incorporation by reference in this Annual Report on Form 10-KSB (Commission File Number 2-15966) of Tayco Developments, Inc. of our report dated August 4, 2004, included in the May 31, 2004 Annual Report to Stockholders of Tayco Developments, Inc.

/s/Lumsden & McCormick, LLP
LUMSDEN & McCORMICK, LLP
Buffalo, New York
August 4, 2004

TAYCO DEVELOPMENTS, INC.

FINANCIAL STATEMENTS

May 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Tayco Developments, Inc.

We have audited the accompanying balance sheets of Tayco Developments, Inc. as of May 31, 2004 and 2003, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tayco Developments, Inc. as of May 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Lumsden & McCormick, LLP
Buffalo, New York
August 4, 2004

TAYCO DEVELOPMENTS, INC.

Balance Sheets

May 31,	2004	2003

Assets
Current assets:
Cash	$ 46,092	$ 24,806
Short-term investments	59,963	57,100
Prepaid income taxes	9,837	38,401
Prepaid expenses	5,298	7,069
Total current assets	121,190	127,376

Investments in affiliates, at equity (Note 2)	2,407,008	2,406,623

Receivable - affiliate, net (Note 8)	775,716	561,504
Property and equipment, net (Note 3)	-	-

Cash value of life insurance (Note 5)	-	105,058

Intangible assets, net (Note 4)	114,358	128,953

	$ 3,418,272	$ 3,329,514

Liabilities and Stockholders' Equity
Current liabilities:
Accrued payroll	$ 8,900	$ 12,585
Other accrued expenses	5,468	1,200
Total current liabilities	14,368	13,785

Deferred income taxes (Note 6)	-	-

Stockholders' equity:
Common stock - authorized 1,000,000 shares $.05 par value,
issued 993,922 shares	49,696	49,696
Paid-in capital	670,605	670,605
Retained earnings	2,695,058	2,601,057
	3,415,359	3,321,358
Treasury stock - 5,994 and 3,709 shares at cost	(11,455)	(5,629)
Total stockholders' equity	3,403,904	3,315,729

	$ 3,418,272	$ 3,329,514

See accompanying notes.

TAYCO DEVELOPMENTS, INC.

Statements of Income

For the years ended May 31,	2004	2003

Revenues (Note 8):
Royalties	$ 321,789	$ 125,030
Research and development	301,921	400,910
Total revenues	623,710	525,940

Operating expenses:
Research and development	292,665	172,991
Selling, general and administrative	281,642	219,998
Depreciation and amortization	15,920	17,746
Total operating expenses	590,227	410,735

Operating income	33,483	115,205

Other income:
Miscellaneous	53,552	-
Interest, net	29,581	1,403
Total other income	83,133	1,403

Income before income taxes and equity in net income of affiliates	116,616	116,608

Provision for income taxes (Note 6)	23,000	31,600

Income before equity in net income of affiliates	93,616	85,008

Equity in net income of affiliates (Note 2)	385	101,627

Net income	$ 94,001	$ 186,635

Basic and diluted earnings per common share (Note 7)	$ 0.09	$ 0.19

See accompanying notes.

TAYCO DEVELOPMENTS, INC.

Statements of Changes in Stockholders' Equity

For the years ended May 31, 2004 and 2003

	Common	Paid-in	Retained	Treasury
	Stock	Capital	Earnings	Stock

Balance, May 31, 2002	$ 49,696	$ 670,605	$ 2,414,422	$ (5,629)

Net income for the year ended May 31, 2003	-	-	186,635	-

Balance, May 31, 2003	49,696	670,605	2,601,057	(5,629)

Net income for the year ended May 31, 2004	-	-	94,001	-

Treasury stock acquired	-	-	-	(5,826)

Balance, May 31, 2004	$ 49,696	$ 670,605	$ 2,695,058	$ (11,455)

See accompanying notes.

TAYCO DEVELOPMENTS, INC.

Statements of Cash Flows

For the years ended May 31,	2004	2003

Cash flows from operating activities:
Net income	$ 94,001	$ 186,635
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	15,920	17,746
Equity in net income of affiliates	(385)	(101,627)
Gain on settlement of officer life insurance policies	(53,552)	-
Deferred income taxes	-	(600)
Changes in other assets and liabilities:
Prepaid income taxes	28,564	(38,401)
Prepaid expenses	1,771	1,875
Accrued payroll	(3,685)	1,937
Accrued income taxes	-	(10,016)
Accrued expenses	4,268	(248)
Net cash flows from operating activities	86,902	57,301

Cash flows from investing activities:
Increase in short-term investments	(2,863)	(2,720)
Increase in receivable - affiliate, net	(214,212)	(21,370)
Proceeds from settlement of officer life insurance policies	158,610	-
Increase in cash value of life insurance	-	(9,775)
Acquisition of patents	(1,325)	-
Net cash flows for investing activities	(59,790)	(33,865)

Cash flows for financing activities:
Acquisition of treasury stock	(5,826)	-

Net increase in cash	21,286	23,436

Cash - beginning	24,806	1,370

Cash - ending	$ 46,092	$ 24,806

See accompanying notes.

TAYCO DEVELOPMENTS, INC.

Notes to Financial Statements

1

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

Income Taxes:

The provision for income taxes is based on pretax financial accounting income.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax and financial statement bases of assets and liabilities.  No temporary differences exist as of May 31, 2004 and 2003 which would otherwise give rise to deferred taxes on the accompanying balance sheets.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Reclassifications:

The 2003 financial statements have been reclassified to conform with the presentation adopted for 2004.

2.  Investments in Affiliates:

	2004	2003
Investment, at cost
Devices (approximately 25% ownership)	$ 375,866	$ 375,866
Tayco Realty Corporation
(Realty) (42% ownership)	102,400	102,400
	478,266	478,266
Cumulative equity in net
income of the affiliates	1,928,742	1,928,357
	$ 2,407,008	$ 2,406,623

Equity in net income (loss) of affiliates consisted of the following:

	2004	2003
Devices	$ (21,410)	$ 77,643
Realty	21,795	23,984
	$ 385	$101,627

The quoted market value of Devices at May 31, 2004 and 2003 was $1,576,501 and $1,712,527.  The market value for Realty is not available.

The cost of the investments in the affiliates exceeded the Company's share of the underlying book value of net assets of these affiliates by $179,226 at the various dates of acquisition, and this excess ($60,843 balance at May 31, 2004) was amortized on a straight-line basis over 40 years, by reducing reported equity in net income of affiliates.  In accordance with SFAS 142 Goodwill and Other Intangible Assets, amortization of the remaining balance was ceased at May 31, 2002.  The common shares of Realty and approximately 57% of the common shares of Devices owned by the Company are unregistered and, therefore, their marketability is limited.

Following is a summary of the consolidated financial position and results of operations of these affiliates:

	2004	2003
Balance sheet:
Current assets	$ 8,396,450	$14,162,400
Property and equipment, net	3,679,831	3,916,008
Other assets	1,073,740	1,368,494
	$ 13,150,021	$19,446,902

Current liabilities	$ 2,146,621	$ 8,615,277
Noncurrent liabilities	2,415,277	2,399,255
Stockholders' equity	8,588,123	8,432,370
	$ 13,150,021	$19,446,902
Income statement:
Sales, net	$ 13,021,402	$13,872,315
Net income (loss)	$ (58,621)	$ 350,943

3.  Property and Equipment:

	2004	2003
Laboratory equipment	$ 24,511	$ 24,511
Shop equipment	34,249	34,249
Furniture and fixtures	14,629	14,629
	73,389	73,389
Less accumulated depreciation	73,389	73,389
	$ -	$ -

4.  Intangible Assets:

	2004	2003
Patents	$ 283,795	$ 282,470
Less accumulated amortization	169,437	153,517
	$ 114,358	$ 128,953

Amortization expense for the years ended May 31, 2004 and 2003 was $15,920 and $16,190.

The estimated amortization expense for each of the five years subsequent to May 31, 2004 is:

2005	$15,667
2006	$14,525
2007	$14,077
2008	$13,371
2009	$12,622

5.  Cash Value of Life Insurance:

	2004	2003
Cash values	$ -	$178,414
Less policy loans	-	73,356
xx	$ -	$105,058

6.  Provision for Income Taxes:

	2004	2003
Current tax provision:	1	1
Federal	$ 15,000	$ 24,400
State	8,000	7,800
	23,000	32,200
Deferred tax provision (benefit):
Federal	-	(500)
State	-	(100)
	-	(600)
	$ 23,000	$ 31,600

A reconciliation of the provision for income taxes at the statutory rate to income tax provision at the Company's effective rate is as follows:

	2004	2003
Computed tax at the expected
statutory rate	$ 39,800	$ 39,600
State tax - net of Federal tax benefit	5,300	5,100
Tax effect of permanent differences	(17,900)	-
Effect of graduated Federal rates	(6,200)	(13,100)
Other	2,000	-
	$ 23,000	$ 31,600

Income on undistributed earnings from affiliates are considered to be permanently reinvested, and therefore no provision for deferred income taxes has been recorded.

7.  Earnings Per Common Share:

Basic earnings per common share have been computed based upon the weighted average of common shares outstanding during the year.  The number of shares used in the computation of basic and diluted earnings per share was 989,639 and 990,213 for the years ended May 31, 2004 and 2003.

8.  Related Party Transactions:

Royalty revenues were earned from Devices for the use of Company patents in its manufacturing operations.

Research and development revenues were earned from services performed by Company research engineers for Devices.

The Company leases office and laboratory facilities from Devices at a current annual rental of $12,000. Rental expenses under the lease were $12,000 for the years ended May 31, 2004 and 2003.

Included in interest income for the year ended May 31, 2004, is $26,300 earned from Devices for non-current receivables.  The interest was calculated using the average balance owed by Devices during each fiscal quarter at a rate equal to the prevailing prime rate less .25%.  Subsequent to May 31, 2004, Devices issued an unsecured promissory note payable to the Company for $775,716, the outstanding balance at May 31, 2004.  Interest, at 5% per year, is receivable monthly through June 2005, when any unpaid principal is due to be received.

9.  Fair Value of Financial Instruments:

The carrying amounts of cash, receivables and accrued expenses approximates fair value because of the short maturity of these instruments.

10.  Cash Flows Information:

	2004	2003
Interest paid	$ -	$ 1,316

Income taxes paid (refunded)	$ (5,564)	$ 80,617