Form 10QSB
period 2004-08-31
TAYCO DEVELOPMENTS INC
filed 2004-10-15
CIK 894952

        SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

    FORM 10‑QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For quarter ended August 31, 2004

Commission File Number 2-15966

TAYCO DEVELOPMENTS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEW YORK	16-0835557
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 TAYLOR DRIVE, NORTH TONAWANDA, NEW YORK	14120--0748
Address of Principal Executive Offices	Zip Code

Registrant's telephone number, including area code ‑ 716‑694‑0877

Indicate by check mark whether the registrant (1) has filed all annual, quarterly, and other reports required to be filed with all the Commission and (2) has been subject to the filing requirements for at least the past 90 days.

Yes	X	No

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date.

CLASS	Outstanding at October 13, 2004
Common Stock (5 cents par value)	987,928

129:
TAYCO DEVELOPMENTS, INC.

Index to Form 10-QSB

TAYCO DEVELOPMENTS, INC.

Condensed Balance Sheets	(Unaudited)
	August 31, 2004	May 31, 2004

Assets
Current assets:
Cash	$ 104,440	$ 46,092
Short-term investments	60,705	59,963
Receivable - other	-	-
Prepaid expenses	28,766	15,135
Total current assets	193,911	121,190

Investments in affiliates, at equity	2,430,640	2,407,008
Receivable - affiliate, net	718,370	775,716
Cash value of life insurance	-	-
Patents, net	110,308	114,358

	$3,453,229	$ 3,418,272

Liabilities and Stockholders' Equity

Current liabilities	$ 16,547	$ 14,368

Stockholders' equity:
Common stock and additional paid-in capital	720,301	720,301
Retained earnings	2,727,836	2,695,058
	3,448,137	3,415,359
Treasury stock - at cost	(11,455)	(11,455)
Total stockholders' equity	3,436,682	3,403,904

	$3,453,229	$ 3,418,272

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Condensed Statements of Income	(Unaudited)
	For the three months ended August 31,
	2004	2003

Revenues:
Royalties	$ 36,386	$ 68,615
Research and development	89,970	78,641
Total revenues	126,356	147,256

Operating expenses:
Research and development	46,368	53,541
Selling, general and administrative	73,936	53,245
Depreciation and amortization	4,050	4,200
Total operating expenses	124,354	110,986

Operating income	2,002	36,270

Other income	10,144	54,259
Income before income taxes and equity in net income (loss) of affiliates	12,146	90,529

Provision for income taxes	3,000	15,000
Income before equity in net income (loss) of affiliates	9,146	75,529

Equity in net income (loss) of affiliates	23,632	(47,015)
Net income	$ 32,778	$ 28,514

Basic earnings per common share	$ 0.03	$ 0.03

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Condensed Statements of Cash Flows	(Unaudited)
	For the three months ended August 31,
	2004	2003

Cash flows from operating activities:
Net income	$ 32,778	$ 28,513
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	4,050	4,200
Equity in net (income) loss of affiliates	(23,632)	47,015
Gain on settlement of officer life insurance policies	-	(53,552)
Changes in other assets and liabilities:
Prepaid expenses	(13,631)	(11,147)
Current liabilities	2,179	915
Net cash flows from operating activities	1,744	15,944

Cash flows from investing activities:
Increase in short-term investments	(742)	(706)
Receivable - affiliate, net	57,346	(172,621)
Proceeds from settlement of officer life insurance policies	-	158,610
Acquisition of patents	-	(1,325)
Net cash flows from (for) investing activities	56,604	(16,042)

Net increase (decrease) in cash	58,348	(98)

Cash - beginning	46,092	24,806

Cash - ending	$ 104,440	$ 24,708

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Notes to Condensed Financial Statements

1.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2004 and May 31, 2004, the results of operations for the three months ended August 31, 2004 and August 31, 2003, and the cash flows for the three months ended August 31, 2004 and August 31, 2003.  These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2004.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.

To calculate the earnings per share for the three month period ended August 31, 2004, the net income was divided by the outstanding shares of 987,928.  To calculate the earnings per share for the three month period ended August 31, 2003, the net income was divided by the outstanding shares of 990,213.

4.	The results of operations for the three month period ended August 31, 2004 are not necessarily indicative of the results to be expected for the full year.

5.

Significant Equity Investees: The Company owns approximately a 23% equity investment in Taylor Devices, Inc.  For the three months ended August 31, 2004, Taylor Devices, Inc. had sales of $2,451,000, gross profit of $856,000, and net income of $74,000.  For the three months ended August 31, 2003, Taylor Devices, Inc. had sales of $2,989,000, gross profit of $591,000, and net loss of $201,000.  The carrying amount of the investment in Taylor Devices, Inc. as of August 31, 2004 and May 31, 2004 was $2,004,000 and $1,988,000.  The Company also owns 42% of an affiliate, Tayco Realty Corporation.  The carrying amount of this investment as of August 31, 2004 and May 31, 2004 was $426,000 and $419,000.

TAYCO DEVELOPMENTS, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements.  Information in this Item 2, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-QSB that does not consist of historical facts, are "forward-looking statements."  Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance.  The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements.  Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control.  Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.  The Company disclaims any obligation to update the forward-looking statements in this report.

A summary of the period to period changes in the principal items included in the condensed statements of income is shown below:

Comparison of the three months ended August 31, 2004 and 2003
Increase /
(Decrease)
Royalties revenue	$ (32,000)
Research & development revenue	$ 11,000
Research & development expense	$ (7,000)
Selling, general and administrative expenses	$ 21,000
Other income	$ (44,000)
Income before provision for income taxes and equity in net income (loss) of affiliates	$ (78,000)
Equity in net income (loss) of affiliates	$ 71,000
Net income	$ 4,000

For the three months ended August 31, 2004  (All figures being discussed are for the three months ended August 31, 2004 as compared to the three months ended August 31, 2003.)

The Company's results of operations showed an approximate 14% decrease in net revenues with an increase in net income of approximately 15%. The decrease in revenue is attributable to a $32,000 reduction in royalties received as a result of Devices' decreased sales of Tension / Compression Liquid Spring Isolators which use the Company's patented technology.  Mitigating the decrease from royalties was a 14% increase of research & development revenue resulting from higher levels of billable engineering hours on projects for Devices.

Management is focused on continued development of new applications for existing technology that will lead to high volume production and increased royalty income.  The primary markets targeted are military and aerospace.

Other income in the current year of $10,000 is primarily interest earned on the note receivable from Devices.  Other income in the prior year of $54,000 is primarily the amount of proceeds from the life insurance policies on the Company's founder, Paul H. Taylor, in excess of the net of the cash surrender value of the policies and loans against the policies.

Equity in the net income of affiliates was $24,000.  This compares to a loss of $47,000 for the same period in the prior year.

Net income was $33,000 or $0.03 per share.  This is up slightly from the prior year's level of $29,000 or $0.03 per share. This is a result of the aforementioned items.

In addition to working on product development and bid projects on behalf of Devices, Tayco's engineers are working on new military applications for the Seating Isolation System as well as expanded aerospace applications for the Cargo Isolation Systems.  Management believes that if the U.S. defense department increases expenditures on new development programs, royalty revenue may increase as new applications using the Company's technology are marketed.

The balance sheet as of August 31, 2004 is comparable to that of the prior year-end and management believes that it is likely to remain so throughout the fiscal year.

Management believes that the Company's internally generated cash will be sufficient to fund ongoing operations for the fiscal year ended May 31, 2005.

TAYCO DEVELOPMENTS, INC.

Item 3. Controls and Procedures

                (a)      Evaluation of disclosure controls and procedures.

                           The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of August 31, 2004 and have concluded that as of the evaluation date, the disclosure controls and procedures were adequate to ensure that material information relating to the Company was made known to the officers by others within the Company.

                 (b)      Changes in internal controls.

                           There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting.

TAYCO DEVELOPMENTS, INC.

Part II - Other Information

ITEM 1	Legal Proceedings:
The Company is not currently engaged in any litigation.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds
	(a)	The Company sold no equity securities during the fiscal quarter ended August 31, 2004 that were not registered under the Securities Act.

	(b)	Use of proceeds following effectiveness of initial registration:
Not Applicable

	(c)	Repurchases of Equity Securities

	Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	( c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	June 1, 2004 - June 30, 2004	-	-	-
	July 1, 2004 - July 31, 2004	-	-	-
	August 1, 2004 - August 31, 2004	-	-	-
	Total	-	-	-	-

ITEM 3	Defaults Upon Senior Securities: None
ITEM 4	Submission of Matters to a Vote of Securities Holders: None
ITEM 5	Other Information:
(a) None
(b) Material changes to the procedures by which Security Holders may recommend nominees to the Registrant's Board of Directors: None

ITEM 6	Exhibits

Exhibits

31(i) Rule 15d-14(a) Certification of Chief Executive Officer.
31(ii) Rule 15d-14(a) Certification of Chief Financial Officer.
32(i) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32(ii) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Tayco Developments, Inc.

We have reviewed the accompanying condensed balance sheet of Tayco Developments, Inc. as of August 31, 2004, and the related condensed statements of income and cash flows for the three months ended August 31, 2004 and August 31, 2003.  These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet as of May 31, 2004, and the related statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 4, 2004, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed balance sheet as of May 31, 2004 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Lumsden & McCormick, LLP
Buffalo, New York
October 1, 2004

TAYCO DEVELOPMENTS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYCO DEVELOPMENTS, INC.
(Registrant)

By:	s/Douglas P. Taylor	Date:	October 13, 2004
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

                        AND

By:	s/Mark V. McDonough	Date:	October 13, 2004
Mark V. McDonough Chief Financial Officer