Form 10QSB
period 2004-11-30
TAYCO DEVELOPMENTS INC
filed 2005-01-14
CIK 894952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10‑QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarter ended November 30, 2004

Commission File Number 2-15966

TAYCO DEVELOPMENTS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEW YORK (State or other Jurisdiction of incorporation or organization)	16-0835557 (I.R.S. Employer Identification Number)
100 TAYLOR DRIVE, NORTH TONAWANDA, NEW YORK, 14120-0748 Address of Principal Executive Offices

Registrant's telephone number, including area code ‑ 716‑694‑0877

Check whether the registrant (1) has filed all reports required to be filed by Secton 13 or 15(d) of the Exchange Act during the last 12 months and (2) has been subject to the filing requirements for the past 90 days.

Yes	X	No

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date.

CLASS Common Stock (5 cents par value)	Outstanding at January 13, 2005 987,928

TAYCO DEVELOPMENTS, INC.

TAYCO DEVELOPMENTS, INC.

Condensed Balance Sheets	(Unaudited)
	November 30, 2004	May 31, 2004

Assets
Current assets:
Cash	$ 166,898	$ 46,092
Short-term investments	61,448	59,963
Receivable - other	-	-
Prepaid expenses	26,953	15,135
Total current assets	255,299	121,190

Investments in affiliates, at equity	2,442,330	2,407,008
Receivable - affiliate	665,147	775,716
Cash value of life insurance	-	-
Patents, net	106,258	114,358

	$3,469,034	$3,418,272

Liabilities and Stockholders' Equity

Current Liabilities	$ 12,981	$ 14,368

Stockholders' equity:
Common stock and additional paid-in capital	720,301	720,301
Retained earnings	2,747,207	2,695,058
	3,467,508	3,415,359
Treasury stock - at cost	(11,455)	(11,455)
Total stockholders' equity	3,456,053	3,403,904

	$3,469,034	$3,418,272

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Condensed Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended		For the six months ended
	November 30,		November 30,
	2004	2003	2004	2003

Revenues:
Royalties	$ 55,660	$ 91,170	$ 92,046	$ 159,785
Research and development	70,870	67,680	160,840	146,321
Total revenues	126,530	158,850	252,886	306,106

Operating expenses:
Research and development	51,820	51,755	98,188	105,296
Selling, general and administrative	71,795	56,177	145,731	109,423
Depreciation and amortization	4,050	4,200	8,100	8,400
Total operating expenses	127,665	112,132	252,019	223,119

Operating income (loss)	(1,135)	46,718	867	82,987

Other income	8,816	712	18,960	54,971

Income before income taxes and equity in net
income (loss) of affiliates	7,681	47,430	19,827	137,958

Provision for income taxes	-	12,000	3,000	27,000

Income before equity in net income (loss) of affiliates	7,681	35,430	16,827	110,958

Equity in net income (loss) of affiliates	11,690	(26,987)	35,322	(74,002)

Net income	$ 19,371	$ 8,443	$ 52,149	$ 36,956

Basic earnings per common share	$ 0.02	$ 0.01	$ 0.05	$ 0.04

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Condensed Statements of Cash Flows
	(Unaudited)
	For the six months ended November 30,
	2004	2003

Cash flows from operating activities:
Net income	$ 52,149	$ 36,956
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	8,100	8,400
Equity in net (income) loss of affiliates	(35,322)	74,002
Net proceeds on life insurance settlement	-	(53,552)
Changes in other assets and liabilities:
Prepaid expenses	(11,818)	(3,301)
Current liabilities	(1,387)	(3,744)
Net cash flows from operating activities	11,722	58,761

Cash flows from investing activities:
Increase in short-term investments	(1,485)	(1,414)
Receivable - affiliate	110,569	(226,709)
Proceeds from settlement of officer life insurance policies	-	158,610
Acquisition of patents	-	(1,325)
Net cash flows from (for) investing activities	109,084	(70,838)

Net increase (decrease) in cash	120,806	(12,077)

Cash - beginning	46,092	24,806

Cash - ending	$ 166,898	$ 12,729

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Notes to Condensed Financial Statements

1.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2004 and May 31, 2004, the results of operations for the three and six months ended November 30, 2004 and November 30, 2003, and the cash flows for the six months ended November 30, 2004 and November 30, 2003.  These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2004.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.

To calculate the earnings per share for the three and six month periods ended November 30, 2004, the net income was divided by the outstanding shares of 987,928.  To calculate the earnings per share for the three and six month periods ended November 30, 2003, the net income was divided by the outstanding shares of 990,213.

4.	The results of operations for the six month period ended November 30, 2004 are not necessarily indicative of the results to be expected for the full year.

5.

Significant Equity Investees: The Company owns approximately a 23% equity investment in Taylor Devices, Inc.  For the six months ended November 30, 2004, Taylor Devices, Inc. had sales of $5,101,000, gross profit of $1,651,000, and net income of $87,000.  For the six months ended November 30, 2003, Taylor Devices, Inc. had sales of $6,344,000, gross profit of $1,462,000, and net loss of $319,000.  The carrying amount of the investment in Taylor Devices, Inc. as of November 30, 2004 and May 31, 2004 was $2,007,000 and $1,988,000.  The Company also owns 42% of an affiliate, Tayco Realty Corporation.  The carrying amount of this investment as of November 30, 2004 and May 31, 2004 was $436,000 and $419,000, respectively.

TAYCO DEVELOPMENTS, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements.  Information in this Item 2, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-QSB that does not consist of historical facts, are "forward-looking statements."  Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," "assume" and analogous expressions are intended to identify forward-looking statements, and as such, are not a guarantee of future performance.  The statements involve factors, risks and uncertainties, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements.  Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control.  Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.  These forward- looking statements speak only as of the date of this report. The Company disclaims any obligation  to release publicly any updates or revisions to the forward-looking statements herein to reflect any changes in the Company's expectations with regard thereto, or any changes in events, conditions or circumstances on which any such statement is based.

A summary of the period to period changes in the principal items included in the condensed statements of income is shown below:

Comparison of the six months ended November 30, 2004 and 2003
Increase /
(Decrease)
Royalties revenue	$ (68,000)
Research & development revenue	$ 15,000
Research & development expense	$ (7,000)
Selling, general and administrative expenses	$ 36,000
Other income	$ (36,000)
Income before provision for income taxes and equity in net income (loss) of affiliates	$ (118,000)
Equity in net income (loss) of affiliates	$ 109,000
Net income	$ 15,000

For the six months ended November 30, 2004  (All figures being discussed are for the six months ended November 30, 2004 as compared to the six months ended November 30, 2003.)

The Company's results of operations showed a 17% decrease in net revenues with an increase in net income of 41%. The decrease in revenue is attributable to a $68,000 reduction in royalties received as a result of Devices' decreased sales of Tension / Compression Liquid Spring Isolators which use the Company's patented technology.  Mitigating the decrease from royalties was a 10% increase of research & development revenue resulting from higher levels of billable engineering hours on projects for Devices.

Management is focused on continued development of new applications for existing technology that will lead to high volume production and increased royalty income.  The primary markets targeted are military and aerospace.

Operating expenses increased 13% to $252,000 this year, primarily because the Company was charged for shared facility, clerical and management expenses by Devices in the current year.  Only building rental charges of $6,000 were recorded in the prior year.

Other income in the current year of $19,000 is primarily interest earned on the note receivable from Devices.  Other income in the prior year of $55,000 is primarily the amount of proceeds from the life insurance policies on the Company's founder, Paul H. Taylor, in excess of the net of the cash surrender value of the policies and loans against the policies.

Equity in the net income of affiliates was $35,000.  This compares to a loss of $74,000 for the same period in the prior year.

Net income was $52,000 or $0.05 per share, up slightly from the prior year's level of $37,000 or $0.04 per share. This is a result of the aforementioned items.

For the three months ended November 30, 2004 (All figures being discussed are for the three months ended November 30, 2004 as compared to the three months ended November 30, 2003.)

The Company's results of operations showed a 20% decrease in net revenues with an increase in net income of $11,000. The decrease in revenue is attributable to a $36,000 reduction in royalties income as a result of Devices' decreased sales of Tension / Compression Liquid Spring Isolators which use the Company's patented technology.  Mitigating the decrease from royalties was a 5% increase of research & development revenue resulting from higher levels of billable engineering hours on projects for Devices.

Operating expenses increased 14% to $128,000 this year for the same reason as noted above for the six-month period.

Other income in the current year of $9,000 is primarily interest earned on the note receivable from Devices.

Equity in the net income of affiliates was $12,000, compared to a loss of $27,000 for the same period in the prior year.

Net income was $19,000 or $0.02 per share, up slightly from the prior year's level of $8,000 or $0.01 per share.  This is a result of the aforementioned items.

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

The balance sheet as of November 30, 2004 is comparable to that of the prior year-end and management believes that it is likely to remain so throughout the fiscal year.

Management believes that the Company's internally generated cash will be sufficient to fund ongoing operations for the fiscal year ended May 31, 2005.

TAYCO DEVELOPMENTS, INC.

Item 3.  Controls and Procedures

                (a)           Evaluation of disclosure controls and procedures.

                The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of November 30, 2004 and have concluded that as of the evaluation date, the disclosure controls and procedures were adequate to ensure that material information relating to the Company was made known to the officers by others within the Company.

                (b)           Changes in internal controls.

                There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter that have materially affected, or  are reasonably likely to materially affect, the Company's control over financial reporting.

TAYCO DEVELOPMENTS, INC.

Part II - Other Information

ITEM 1	Legal Proceedings:
The Company is not currently engaged in any litigation.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds:
	(a)	The Company sold no equity securities during the fiscal quarter ended November 30, 2004 that were not registered under the Securities Act.

	(b)	Use of proceeds following effectiveness of initial registration:
Not Applicable

	(c)	Repurchases of Equity Securities

	Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	( c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	September 1, 2004 - September 30, 2004	-		-	-
	October 1, 2004 - October 31, 2004	-		-	-
	November 1, 2004 - November 30, 2004	-		-	-
	Total	-		-	-	-

ITEM 3	Defaults Upon Senior Securities: None
ITEM 4	Submission of Matters to a Vote of Securities Holders:

The Annual Meeting of Shareholders was held November 5, 2004.  The total number of shares outstanding on the meeting record date of September 22, 2004 was 987,928.  A total of 886,547 shares were present in person or by proxy at the meeting.  The following are the election results for the slate of directors presented by management.

For

Withheld/Against

	Douglas P. Taylor	878,548	7,999
	Joseph P. Gastel	878,517	8,030
	David A. Lee	878,548	7,999
	Paul L. Tuttobene	876,017	10,530
	Janice M. Nicely	878,517	9,969
ITEM 5	Other Information:
(a) None
	(b)	Material changes to the procedures by which security holders may recommend nominees to the Registrant's Board of Directors: None
ITEM 6	Exhibits:
	20	News from Tayco Developments, Inc. Shareholders' Newsletter, Winter 2004-2005.
	31(i)	Rule 15d-14(a) Certification of Chief Executive Officer.
	31(ii)	Rule 15d-14(a) Certification of Chief Financial Officer.
	32(i)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
	32(ii)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Tayco Developments, Inc.

We have reviewed the accompanying condensed balance sheet of Tayco Developments, Inc. as of November 30, 2004, the related condensed statements of income for the three and six months ended November 30, 2004 and November 30, 2003, and cash flows for the six months ended November 30, 2004 and November 30, 2003.  These interim financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Lumsden & McCormick, LLP
Buffalo, New York
December 23, 2004

TAYCO DEVELOPMENTS, INC.

Signatures

In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYCO DEVELOPMENTS, INC.
(Registrant)

By:	s/Douglas P. Taylor	Date:	January 13, 2005
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

                                                AND

By:	s/Mark V. McDonough	Date:	January 13, 2005
Mark V. McDonough Chief Financial Officer