Form 10QSB
period 2005-02-28
TAYCO DEVELOPMENTS INC
filed 2005-04-14
CIK 894952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10‑QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarter ended February 28, 2005

Commission File Number 2-15966

TAYCO DEVELOPMENTS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEW YORK	16-0835557
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 TAYLOR DRIVE, NORTH TONAWANDA, NEW YORK, 14120-0748
Address of Principal Executive Offices

Registrant's telephone number ‑ 716‑694‑0877

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months and (2) has been subject to the filing requirements for the past 90 days.

Yes	X	No

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date.

CLASS	Outstanding at April 13, 2005
Common Stock (5 cents par value)	987,928

TAYCO DEVELOPMENTS, INC.

TAYCO DEVELOPMENTS, INC.

Condensed Balance Sheets	(Unaudited)
	February 28, 2005	May 31, 2004

Assets
Current assets:
Cash	$ 303,629	$ 106,055
Prepaid expenses	15,640	15,135
Total current assets	319,269	121,190

Investments in affiliates, at equity	2,438,597	2,407,008
Receivable - affiliate	599,952	775,716
Patents, net	102,208	114,358

	$ 3,460,026	$ 3,418,272

Liabilities and Stockholders' Equity

Current Liabilities	$ 6,144	$ 14,368

Stockholders' equity:
Common stock and additional paid-in capital	720,301	720,301
Retained earnings	2,745,036	2,695,058
	3,465,337	3,415,359
Treasury stock - at cost	(11,455)	(11,455)
Total stockholders' equity	3,453,882	3,403,904

	$ 3,460,026	$ 3,418,272

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Condensed Statements of Income	(Unaudited)		(Unaudited)
	For the three months ended		For the nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004

Revenues:
Royalties	$ 30,393	$ 44,159	$ 122,439	$ 203,944
Research and development	49,020	92,900	209,860	239,221
Total revenues	79,413	137,059	332,299	443,165

Operating expenses:
Research and development	28,904	51,595	127,092	156,891
Selling, general and administrative	52,202	55,147	197,933	164,570
Depreciation and amortization	4,050	4,200	12,150	12,600
Total operating expenses	85,156	110,942	337,175	334,061

Operating income (loss)	(5,743)	26,117	(4,876)	109,104

Other income	8,305	716	27,265	55,687

Income before income taxes and equity in net
income (loss) of affiliates	2,562	26,833	22,389	164,791

Provision for income taxes	1,000	7,000	4,000	34,000

Income before equity in net income (loss) of affiliates	1,562	19,833	18,389	130,791

Equity in net income (loss) of affiliates	(3,733)	16,753	31,589	(57,249)

Net income (loss)	$ (2,171)	$ 36,586	$ 49,978	$ 73,542

Basic earnings per common share	$ -	$ 0.04	$ 0.05	$ 0.07

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Condensed Statements of Cash Flows
	(Unaudited)
	For the nine months ended February 28, February 29,
	2005	2004

Cash flows from operating activities:
Net income	$ 49,978	$ 73,542
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	12,150	12,600
Equity in net (income) loss of affiliates	(31,589)	57,249
Net proceeds on life insurance settlement	-	(53,552)
Changes in other assets and liabilities:
Prepaid expenses	(505)	30,235
Current liabilities	(8,224)	6,385
Net cash flows from operating activities	21,810	126,459

Cash flows from investing activities:
Receivable - affiliate, net	175,764	(297,464)
Proceeds from settlement of officer life insurance policies	-	158,611
Acquisition of patents	-	(1,325)
Net cash flows from (for) investing activities	175,764	(140,178)

Cash flows for financing activities:
Acquisition of treasury stock	-	(5,826)

Net increase (decrease) in cash	197,574	(19,545)

Cash - beginning	106,055	81,906

Cash - ending	$ 303,629	$ 62,361

See notes to condensed financial statements.

TAYCO DEVELOPMENTS, INC.

Notes to Condensed Financial Statements

1.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 2005 and May 31, 2004, the results of operations for the three and nine months ended February 28, 2005 and February 29, 2004, and the cash flows for the nine months ended February 28, 2005 and February 29, 2004.  These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended May 31, 2004.

2.	There is no provision nor shall there be any provisions for profit sharing, dividends, or any other benefits of any nature at any time for this fiscal year.

3.

To calculate the earnings per share for the three and nine month periods ended February 28, 2005, the net income (loss) was divided by the outstanding shares of 987,928.  To calculate the earnings per share for the three and nine month periods ended February 29, 2004, the net income was divided by the outstanding shares of 987,928.

4.	The results of operations for the nine month period ended February 28, 2005 are not necessarily indicative of the results to be expected for the full year.

5.

Significant Equity Investees: The Company owns approximately a 22% equity investment in Taylor Devices, Inc.  For the nine months ended February 28, 2005, Taylor Devices, Inc. had sales of $7,721,000, gross profit of $2,333,000, and net income of $45,000.  For the nine months ended February 29, 2004, Taylor Devices, Inc. had sales of $9,716,000, gross profit of $2,537,000, and net loss of $263,000.  The carrying amount of the investment in Taylor Devices, Inc. as of February 28, 2005 and May 31, 2004 was $1,997,000 and $1,988,000.  The Company also owns 42% of an affiliate, Tayco Realty Corporation.  The carrying amount of this investment as of February 28, 2005 and May 31, 2004 was $442,000 and $419,000, respectively.

6.	The May 31, 2004 and February 29, 2004 financial statements have been reclassified to conform with the presentation adopted for the February 28, 2005 financial statements.

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

Results of Operations

A summary of the period to period changes in the principal items included in the condensed statements of income is shown below:

Comparison of the nine months ended February 28, 2005 and February 29, 2004
Increase /
(Decrease)
Royalties revenue	$ (82,000)
Research & development revenue	$ (29,000)
Research & development expense	$ (30,000)
Selling, general and administrative expenses	$ 33,000
Other income	$ (28,000)
Income before provision for income taxes and equity in net income (loss) of affiliates	$ (142,000)
Equity in net income (loss) of affiliates	$ 89,000
Net income	$ (24,000)

For the nine months ended February 28, 2005  (All figures being discussed are for the nine months ended February 28, 2005 as compared to the nine months ended February 29, 2004.)

The Company's results of operations showed a 25% decrease in net revenues with a decrease in net income of 32%. The decrease in revenue is primarily attributable to an $82,000 reduction in royalties earned as a result of Devices' decreased sales of Tension / Compression Liquid Spring Isolators which use the Company's patented technology.  Management is optimistic that an increased sales order backlog at Devices will result in an increase in royalty revenue for the Company during the fourth quarter.  There was also a $29,000 decrease of research & development revenue resulting from lower levels of billable engineering hours on projects for Devices.

Management is focused on continued development of new applications for existing technology that will lead to high volume production and increased royalty income.  The primary markets targeted are military and aerospace.

Operating expenses increased 1% to $337,000 this year.  Although there was a decrease in research and development expense of $30,000 due to personnel reductions, there was an increase in general and administrative expenses of $33,000. This increase in general and administrative expenses was primarily because the Company was charged for shared facility, clerical and management expenses by Devices in the current year.  Only building rental charges of $9,000 were recorded in the prior year.  Certain other general and administrative expenses were recorded in the fourth quarter of the prior year.

Other income in the current year of $27,000 is primarily interest earned on the note receivable from Devices.  Other income in the prior year of $56,000 is primarily the amount of proceeds from the life insurance policies on the Company's founder, Paul H. Taylor, in excess of the net of the cash surrender value of the policies and loans against the policies.

Equity in the net income of affiliates was $32,000.  This compares to a loss of $57,000 for the same period in the prior year.

Net income was $50,000 or $0.05 per share, down slightly from the prior year's level of $74,000 or $0.07 per share. This is a result of the aforementioned items.

For the three months ended February 28, 2005 (All figures being discussed are for the three months ended February 28, 2005 as compared to the three months ended February 29, 2004.)

The Company's results of operations showed a 42% decrease in net revenues with a decrease in net income of $39,000. The decrease in revenue is attributable to a $14,000 reduction in royalties income as a result of Devices' decreased sales of Tension / Compression Liquid Spring Isolators which use the Company's patented technology.  There was also a $44,000 decrease of research & development revenue resulting from lower levels of billable engineering hours on projects for Devices.

Operating expenses decreased 23% to $85,000 this year for the same reason as noted above for the nine-month period.

Other income in the current year of $8,000 is primarily interest earned on the note receivable from Devices.

Equity in the net income (loss) of affiliates was a loss of $4,000, compared to income of $17,000 for the same period in the prior year.

Net loss was $2,000 or nil per share, down from the prior year's level of $37,000 or $0.04 per share.  This is a result of the aforementioned items.

Management believes that if the U.S. defense department increases expenditures on new development programs, royalty revenue may increase as new applications using the Company's technology are marketed.

The balance sheet as of February 28, 2005 is comparable to that of the prior year-end and management believes that it is likely to remain so throughout the fiscal year.

Management believes that the Company's internally generated cash will be sufficient to fund ongoing operations for the fiscal year ended May 31, 2005.

TAYCO DEVELOPMENTS, INC.

Item 3.  Controls and Procedures

            (a)           Evaluation of disclosure controls and procedures.

            The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of February 28, 2005 and have concluded that as of the evaluation date, the disclosure controls and procedures were adequate to ensure that material information relating to the Company was made known to the officers by others within the Company.

            (b)           Changes in internal controls.

            There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

TAYCO DEVELOPMENTS, INC.

Part II - Other Information

ITEM 1	Legal Proceedings:
The Company is not currently engaged in any litigation.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds:
	(a)	The Company sold no equity securities during the fiscal quarter ended February 28, 2005 that were not registered under the Securities Act.

	(b)	Use of proceeds following effectiveness of initial registration:
Not Applicable

	(c)	Repurchases of Equity Securities

	Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	( c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	December 1, 2004 - December 31, 2004	-	-	-
	January 1, 2005 - January 31, 2005	-	-	-
	February 1, 2005 - February 28, 2005	-	-	-
	Total	-	-	-	-

ITEM 3	Defaults Upon Senior Securities: None
ITEM 4	Submission of Matters to a Vote of Securities Holders: None
ITEM 5	Other Information:
	(a)	None
	(b)	Material changes to the procedures by which security holders may recommend nominees to the Registrant's Board of Directors: None
ITEM 6	Exhibits:
	20	News from Tayco Developments, Inc. Shareholders' Newsletter, Spring 2005.
	31(i)	Rule 15d-14(a) Certification of Chief Executive Officer.
	31(ii)	Rule 15d-14(a) Certification of Chief Financial Officer.
	32(i)	Section 1350 Certification of Chief Executive Officer.
	32(ii)	Section 1350 Certification of Chief Financial Officer.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Tayco Developments, Inc.

We have reviewed the accompanying condensed balance sheet of Tayco Developments, Inc. as of February 28, 2005, the related condensed statements of income for the three and nine months ended February 28, 2005 and February 29, 2004, and cash flows for the nine months ended February 28, 2005 and February 29, 2004.  These interim financial statements are the responsibility of the Company's management.

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
March 25, 2005

TAYCO DEVELOPMENTS, INC.

Signatures

In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAYCO DEVELOPMENTS, INC.
(Registrant)

By:	s/Douglas P. Taylor	Date:	April 13, 2005
Douglas P. Taylor President Chairman of the Board of Directors (Principal Executive Officer)

                                                            AND

By:	s/Mark V. McDonough	Date:	April 13, 2005
Mark V. McDonough Chief Financial Officer